Form 10-Q
period 1995-09-30
GISH BIOMEDICAL INC
filed 1995-11-14
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR
[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_______________________

                         Commission file number 0-10728
                                                -------

                             GISH BIOMEDICAL, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

         California                               95-3046028
         ---------------------------------------------------
(State or other jurisdiction of                (I.R.S. Employer
incorporation or organization)              Identification Number)

               2681 Kelvin Avenue   Irvine, California     92714
               -------------------------------------------------
(Address of principal executive offices)               (Zip Code)

Registrant's telephone number, including area code    (714)756-5485
                                                      -------------
                                      N/A
______________________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  x   No
                                              ---     ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995: 3,105,254.

                             GISH BIOMEDICAL, INC.

                                     INDEX

PART I.   Financial Information                            Page
          ---------------------                            ----

Item 1:   Condensed Consolidated Financial Statements:

          Condensed Consolidated Balance Sheets as of       3
          September 30, 1995 and June 30, 1995.

          Condensed Consolidated Statements of Operations   4
          for the three months ended September 30, 1995 and 1994

          Condensed Consolidated Statements of Cash Flows   5
          for the three months ended September 30, 1995 and 1994

          Notes to Condensed Consolidated                   6, 7
          Financial Statements

Item 2:   Management's Discussion and Analysis              8
          of Financial Condition and Results of
          Operations



PART II.  Other Information
          -----------------

Item 6:   Exhibits and Reports on Form 8-K                  9

                             GISH BIOMEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                   September 30, 1995    June 30, 1995
                                                                  ------------------    -------------
                                                                          (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                              $ 1,164,400      $ 2,165,800
  Short-term investments                                                   4,169,900        5,147,900
  Accounts receivable, net                                                 3,643,400        3,342,200
  Inventories                                                              6,186,400        5,561,900
  Deferred income tax assets                                                 748,900          625,000
  Prepaid expenses                                                           264,200          171,600
                                                                         -----------      -----------

   Total current assets                                                   16,177,200       17,014,400

Property and equipment, at cost                                            8,848,900        8,574,900
  Less accumulated depreciation                                           (4,849,400)      (4,661,700)
                                                                         -----------      -----------

Net property and equipment                                                 3,999,500        3,913,200
Note receivable                                                              600,000                -
Other assets                                                                 121,100          116,700
                                                                         -----------      -----------
                                                                         $20,897,800      $21,044,300
                                                                         ===========      ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                       $   890,100      $   944,300
  Accrued compensation and related items                                     500,200          563,400
  Accrued income taxes                                                             -          570,900
  Other accrued liabilities                                                  726,200          128,600
                                                                         -----------      -----------

    Total current liabilities                                              2,116,500        2,207,200

Deferred income taxes                                                          4,500            4,500
Deferred rent                                                                242,200          227,900

Shareholders' equity:
  Preferred stock, 2,250,000 shares authorized;
    no shares outstanding
  Common stock, no par value, 7,500,000 shares
   authorized, 3,104,254 shares issued and
   outstanding (3,101,129 shares at June 30, 1995)                         7,775,800        7,761,800
  Note receivable - officer stock purchase                                   (60,000)         (60,000)
  Retained earnings                                                       10,818,800       10,902,900
                                                                         -----------      -----------


    Total shareholders' equity                                            18,534,600       18,604,700
                                                                         -----------      -----------

                                                                         $20,897,800      $21,044,300
                                                                         ===========      ===========

                            See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)

                                                  1995          1994
                                               ----------    ----------
Net sales                                      $5,271,200    $5,347,500
Cost of sales                                   3,433,300     3,490,100
                                               ----------    ----------

Gross profit                                    1,837,900     1,857,400

Selling and marketing                             695,700       591,400
Research and development                          256,500       287,600
General and administrative                        380,300       381,600
Distributor contract termination fee              702,000             -
                                               ----------    ----------
Total operating expenses                        2,034,500     1,260,600
                                               ----------    ----------

Operating income (loss)                          (196,600)      596,800

Other income, net                                  58,800        53,700
                                               ----------    ----------

Income (loss) before provision for taxes         (137,800)      650,500
Provision (benefit) for taxes                     (53,700)      253,700
                                               ----------    ----------

Net income (loss)                              $  (84,100)   $  396,800
                                               ==========    ==========
Net income (loss) per share:
  Primary                                      $     (.03)   $      .13
                                               ==========    ==========

  Fully diluted                                $     (.03)   $      .13
                                               ==========    ==========
Average common and common
  equivalent shares:

  Primary                                       3,372,803     3,100,145
                                               ==========    ==========


  Fully diluted                                 3,372,803     3,137,979
                                               ==========    ==========

                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                              1995            1994
                                                          -----------     -----------
Cash flows from operating activities:

  Net income (loss)                                       $   (84,100)     $  396,800
  Adjustments to reconcile net income (loss) to net
   cash provided by (used in) operating activities:
    Depreciation and amortization                             187,700         195,400
    Deferred rent                                              14,300          19,200
    Changes in operating assets and liabilities            (1,232,900)       (497,800)
                                                          -----------      ----------


    Net cash provided by (used in) by operating
     activities                                            (1,115,000)        113,600
                                                          -----------      ----------

Cash flows from investing activities:

  Sale of short-term investments                              978,000               -
  Note receivable                                            (600,000)              -
  Purchases of property and equipment                        (274,100)        (57,800)
  Increase in other assets                                     (4,400)        (12,400)
                                                          -----------      ----------
    Net cash provided by (used in) investing
     activities                                                99,500         (70,200)
                                                          -----------      ----------
Cash flows from financing activities:

  Proceeds from stock options exercised                        14,100         261,000
                                                          -----------      ----------

Net increase (decrease) in cash and cash equivalents       (1,001,400)        304,400
Cash at beginning of period                                 2,165,800       6,124,900
                                                          -----------      ----------
Cash at end of period                                     $ 1,164,400      $6,429,300
                                                          ===========      ==========


                             See accompanying notes

                             GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)



1.  GENERAL
    -------

The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and cashflows for the three month periods ended September 30, 1995 and 1994, and financial position at September 30, 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1995.

Statement of Cash Flows
-----------------------

Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

Three months ended September 30,                    1995          1994
--------------------------------                -----------    ---------
Decrease(increase) in:

Accounts receivable                             $  (301,200)   $(424,200)
Inventories                                        (624,500)    (126,700)
Deferred tax assets                                (123,900)           -
Prepaid expenses                                    (92,600)     (93,700)

Increase(decrease) in:

Accounts payable                                    (54,200)     111,600
Accrued compensation and related items              (63,200)     (35,900)
Accrued income taxes                               (570,900)      69,700
Other accrued liabilities                           597,600        1,400
                                                -----------    ---------

Change in operating assets and liabilities      $(1,232,900)   $(497,800)
                                                ===========    =========


The Company paid $640,000 and $184,000 in Federal and State income taxes during the three month periods ended September 30, 1995 and 1994, respectively.

                             GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)



2.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows:

                       September 30, 1995   June 30, 1995
                       ------------------   -------------
  Raw materials                $3,255,600      $2,936,700
  Work in progress              1,142,600       1,317,900
  Finished goods                1,788,200       1,307,300
                               ----------      ----------

                               $6,186,400      $5,561,900
                               ==========      ==========


3.  Earnings per share
    ------------------

    Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the potential dilution from the exercise of stock options reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments. Fully diluted earnings per share assumes the exercise of the common stock options at the beginning of the period.


4.  Acquisition
    -----------

    On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. "CMD" for $600,000 in cash and 240,240 shares of the Company's common stock. Additionally, the Company will, upon closing of the transaction, enter into a one-year lease for the building which CMD currently occupies. The Company will also execute one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

    As of September 30, 1995 the Company had advanced $600,000 to CMD in the form of a note which is secured by substantially all of CMD's assets.

                              GISH BIOMEDICAL, INC
                               SEPTEMBER 30, 1995



ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

     Results of Operations: Sales for the three month period ended September 30, 1995 decreased 1% from the corresponding period of fiscal 1995. The decrease was primarily due to a sales decline in one territory. Although first quarter sales were slightly less than the corresponding period of fiscal 1995 the Company believes that its recent sales force expansion and future new product releases should have a positive impact on future sales trends. The gross profit percentage remained constant at 35% for both periods.

     Selling and marketing expenses increased $104,000 or 13% over the corresponding period of fiscal 1995. These increases are directly related to the expansion of the Company's direct sales force in California and the Southeastern United States.

     Research and development expenses for the quarter ended September 30, 1995 were comparable to the corresponding period of fiscal 1995 at 5% of net sales.

     General and administrative expenses remained constant for the first quarter of fiscal 1996 as compared to fiscal 1995.

     The Company also incurred a one-time expense of $702,000 during the quarter, which represents payments due to a former distributor as compensation for the termination of its contract with the Company.

     The effects of inflation have not been a significant factor in the results of operations.

     Liquidity and capital resources: At September 30, 1995, the Company had $14,010,700 of working capital, a decrease of $796,500 from working capital at June 30, 1995. The decrease is primarily due to investment activities and the distributor contract termination fee.

     On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. "CMD" for $600,000 in cash and 240,240 shares of the Company's common stock. Additionally, the Company will, upon closing of the transaction, enter into a one-year lease for the building which CMD currently occupies. The Company will also execute one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

     As of September 30, 1995 the Company had advanced $600,000 to CMD in the form of a note which is secured by substantially all of CMD's assets.

                             GISH BIOMEDICAL, INC.
                             ---------------------
                               SEPTEMBER 30, 1995
                               ------------------




PART II. OTHER INFORMATION
--------------------------

       NOT APPLICABLE

                             GISH BIOMEDICAL, INC.
                              SEPTEMBER 30, 1995



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GISH BIOMEDICAL, INC.



Date:         11/13/95           JEANNE M. MILLER
        -----------------        ----------------



                                 JEANNE M. MILLER
                                 Chief Financial Officer