Form 10-Q/A
period 1995-09-30
GISH BIOMEDICAL INC
filed 1996-01-08
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                  FORM 10-Q/A


[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1995
                               ------------------

                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________________to_______________________

                         Commission file number 0-10728
                                                -------

                             GISH BIOMEDICAL, INC.
______________________________________________________________________________
             (Exact name of registrant as specified in its charter)

       California                                     95-3046028
------------------------------------------------------------------------------
(State or other jurisdiction of                    (I.R.S. Employer
 incorporation or organization)                 Identification Number)

               2681 Kelvin Avenue   Irvine, California     92714
               -------------------------------------------------
(Address of principal executive offices)              (Zip Code)

Registrant's telephone number, including area code    (714)756-5485
                                                      -------------
                                      N/A
______________________________________________________________________________
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days. Yes  X   No
                                              ---    ---


     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1995: 3,105,254.

                             GISH BIOMEDICAL, INC.

                                     INDEX

PART I.    Financial Information                                           Page
           ---------------------                                           ----
Item 1:    Condensed Consolidated Financial Statements:

           Condensed Consolidated Balance Sheets as of                     3
           September 30, 1995 and June 30, 1995.

           Condensed Consolidated Statements of Operations                 4
           for the three months ended September 30, 1995 and 1994

           Condensed Consolidated Statements of Cash Flows                 5
           for the three months ended September 30, 1995 and 1994

           Notes to Condensed Consolidated                                 6, 7
           Financial Statements

Item 2:    Management's Discussion and Analysis                            8, 9
           of Financial Condition and Results of
           Operations

PART II.   Other Information
           -----------------
Item 6:    Exhibits and Reports on Form 8-K                                10

                             GISH BIOMEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                               September 30, 1995    June 30, 1995
                                                               ------------------    -------------
                                                                   (unaudited)
ASSETS
Current assets:
  Cash and cash equivalents                                        $ 1,164,400        $ 2,165,800
  Short-term investments                                             4,169,900          5,147,900
  Accounts receivable, net                                           3,643,400          3,342,200
  Inventories                                                        6,186,400          5,561,900
  Deferred income tax assets                                           748,900            625,000
  Prepaid expenses                                                     264,200            171,600
                                                                   -----------        -----------
    Total current assets                                            16,177,200         17,014,400


Property and equipment, at cost                                      8,848,900          8,574,900
  Less accumulated depreciation                                     (4,849,400)        (4,661,700)
                                                                   -----------        -----------

Net property and equipment                                           3,999,500          3,913,200
Note receivable                                                        600,000                -
Other assets                                                           121,100            116,700
                                                                   -----------        -----------
                                                                   $20,897,800        $21,044,300
                                                                   ===========        ===========
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                 $   890,100        $   944,300
  Accrued compensation and related items                               500,200            563,400
  Accrued income taxes                                                     -              570,900
  Other accrued liabilities                                            726,200            128,600
                                                                   -----------        -----------
    Total current liabilities                                        2,116,500          2,207,200

Deferred income taxes                                                    4,500              4,500
Deferred rent                                                          242,200            227,900

Shareholders' equity:
  Preferred stock, 2,250,000 shares authorized;
    no shares outstanding
  Common stock, no par value, 7,500,000 shares
    authorized, 3,104,254 shares issued and
    outstanding (3,101,129 shares at June 30, 1995)                  7,775,800          7,761,800
  Note receivable - officer stock purchase                             (60,000)           (60,000)
  Retained earnings                                                 10,818,800         10,902,900
                                                                   -----------        -----------
  Total shareholders' equity                                        18,534,600         18,604,700
                                                                   -----------        -----------
                                                                   $20,897,800        $21,044,300
                                                                   ===========        ===========

                                   See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)



                                                 1995          1994
                                              ----------    ----------
Net sales                                      $5,271,200    $5,347,500
Cost of sales                                   3,433,300     3,490,100
                                               ----------    ----------
Gross profit                                    1,837,900     1,857,400

Selling and marketing                             695,700       591,400
Research and development                          256,500       287,600
General and administrative                        380,300       381,600
Distributor contract termination fee              702,000            -
                                               ----------    ----------
Total operating expenses                        2,034,500     1,260,600
                                               ----------    ----------
Operating income (loss)                          (196,600)      596,800

Interest income                                    58,800        53,700
                                               ----------    ----------

Income (loss) before provision for taxes         (137,800)      650,500
Provision (benefit) for taxes                     (53,700)      253,700
                                               ----------    ----------

Net income (loss)                              $  (84,100)   $  396,800
                                               ==========    ==========
Net income (loss) per share:
  Primary                                           $(.03)         $.13
                                               ==========    ==========

  Fully diluted                                     $(.03)         $.13
                                               ==========    ==========

Average common and common
  equivalent shares:

  Primary                                       3,102,848     3,100,145
                                               ==========    ==========

  Fully diluted                                 3,102,848     3,137,979
                                               ==========    ==========

                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1995 AND 1994
                                  (UNAUDITED)


                                                                  1995            1994
                                                              ------------    -----------
Cash flows from operating activities:

  Net income (loss)                                           $   (84,100)    $   396,800
  Adjustments to reconcile net income (loss) to net
  cash provided by (used in) operating activities:
    Depreciation and amortization                                 187,700         195,400
    Deferred rent                                                  14,300          19,200
    Changes in operating assets and liabilities                (1,232,900)       (497,800)
                                                              -----------     -----------
    Net cash provided by (used in) by operating
    activities                                                 (1,115,000)        113,600
                                                              -----------     -----------

Cash flows from investing activities:

  Sale of short-term investments                                  978,000              -
  Note receivable                                                (600,000)             -
  Purchases of property and equipment                            (274,100)        (57,800)
  Increase in other assets                                         (4,400)        (12,400)
                                                              -----------     -----------
    Net cash provided by (used in) investing
    activities                                                     99,500         (70,200)
                                                              -----------     -----------
Cash flows from financing activities:

  Proceeds from stock options exercised                            14,100         261,000
                                                              -----------     -----------

Net increase (decrease) in cash and cash equivalents           (1,001,400)        304,400
Cash and cash equivalents at beginning of period                2,165,800       6,124,900
                                                              -----------     -----------

Cash and cash equivalents at end of period                    $ 1,164,400     $ 6,429,300
                                                              ===========     ===========

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

    Statement of Cash Flows
    -----------------------

    Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

    Three months ended September 30,                    1995           1994
    --------------------------------                -----------    -----------
    Decrease (increase) in:

    Accounts receivable                             $  (301,200)    $(424,200)
    Inventories                                        (624,500)     (126,700)
    Deferred tax assets                                (123,900)           -
    Prepaid expenses                                    (92,600)      (93,700)

    Increase(decrease) in:

    Accounts payable                                    (54,200)      111,600
    Accrued compensation and related items              (63,200)      (35,900)
    Accrued income taxes                               (570,900)       69,700
    Other accrued liabilities                           597,600         1,400
                                                    -----------    -----------
    Change in operating assets and liabilities      $(1,232,900)    $(497,800)
                                                    ===========    ===========

    The Company paid $640,000 and $184,000 in Federal and State income taxes during the three month periods ended September 30, 1995 and 1994, respectively.

                             GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)



2.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows:

                               September 30, 1995     June 30, 1995
                               ------------------     -------------
         Raw materials
         Work in progress           $3,255,600          $2,936,700
         Finished goods              1,142,600           1,317,900
                                     1,788,200           1,307,300
                                    ----------          ----------

                                    $6,186,400          $5,561,900
                                    ==========          ==========

3.  Earnings per share
    ------------------

    Earnings per share for the period ended September 30, 1995 is based on the weighted average number of common shares outstanding during the period. Common equivalent shares were not used because their effect would be antidilutive. Earnings per share for the period ended September 30, 1994 is based upon the average number of common and common equivalent shares outstanding. Common equivalent shares include the potential dilution from the exercise of stock options reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments. Fully diluted earnings per share assumes the exercise of the common stock options at the beginning of the period.


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

    For the period ended September 30, 1995 cash used in operating activities of $1,115,000 was primarily due to payment of accrued income taxes and an increase in inventory. The Company has increased its inventories to better service direct accounts since the termination of its distributor in the southeast.

    For the period ended September 30, 1994 cash provided by operating activities of $113,600 was primarily due to profitable operations offset by an increase in accounts receivable.

    For the period ended September 30, 1995 cash provided by investing activities of $99,500 was primarily due to the sale of short term investments offset by the loan to Creative Medical Development and purchases of property and equipment primarily an upgrade to the Company's computer system.

                             GISH BIOMEDICAL, INC.
                              SEPTEMBER 30, 1995


ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

    For the period ended September 30, 1994 cash used by investing activities of $70,200 was primarily due to purchases of molds, tooling and equipment necessary to manufacture new products.

    For the periods ended September 30, 1995 and 1994 cash provided by financing activities of $14,100 and $261,000 respectively was due to the exercise of stock options under the Company's incentive stock option plan.

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

                             GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1995



PART II. OTHER INFORMATION
         -----------------

         NOT APPLICABLE

                             GISH BIOMEDICAL, INC.
                              SEPTEMBER 30, 1995


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                 GISH BIOMEDICAL, INC.



Date:        11/13/95            /s/ JEANNE M. MILLER
        -----------------        --------------------
                                 JEANNE M. MILLER
                                 Chief Financial Officer