Form 10-Q
period 1995-12-31
GISH BIOMEDICAL INC
filed 1996-02-13
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1995
                              ------------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                       to
                               ---------------------    ----------------------

                         Commission file number 0-10728
                                                -------

                             GISH BIOMEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                                     95-3046028
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                           Identification Number)

2681 Kelvin Avenue, Irvine, California                           92714
--------------------------------------------------------------------------------
(Address of principal executive offices)                       (Zip code)

Registrant's telephone number, including area code  (714)756-5485
                                                    -------------

                                      N/A
--------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days.
Yes  X    No
   -----    -----

     APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1996: 3,117,562

                             GISH BIOMEDICAL, INC.
                                     INDEX

                                                                  Page
                                                                  ----
PART I.  Financial Information

         Item 1: Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets
                 as of December 31, 1995 and June 30, 1995           3

                 Condensed Consolidated Statements of
                 Income for the three and six months
                 ended December 31, 1995 and 1994                    4

                 Condensed Consolidated Statements of
                 Cash Flows for the six months ended
                 December 31, 1995 and 1994                          5

                 Notes to Condensed Consolidated
                 Financial Statements                                6

         Item 2: Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations.                                      8

PART II. Other Information

         Item 4: Submission of Matters to a Vote of
                 Security-Holders                                   11

         Item 6: Exhibits and Reports on Form 8-K                   11

                             GISH BIOMEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                 December 31,      June 30,
                                                    1995             1995
                                                 ------------    -----------
ASSETS                                            (Unaudited)
Current assets:
   Cash and cash equivalents                      $ 1,292,700    $ 2,165,800
   Short-term investments                           3,190,000      5,147,900
   Accounts receivable, net                         3,844,300      3,342,200
   Inventories                                      6,440,600      5,561,900
   Deferred income tax assets                         625,000        625,000
   Prepaid expense                                    823,400        171,600
                                                  -----------    -----------
     Total current assets                          16,216,100     17,014,400
Property and equipment, at cost                     9,017,900      8,574,900
Less accumulated depreciation                      (5,049,900)    (4,661,700)
                                                  -----------    -----------
Net property and equipment                          3,968,000      3,913,200
Note receivable                                       600,000             --
Other assets                                           74,300        116,700
                                                  -----------    -----------
                                                  $20,858,300    $21,044,300
                                                  ===========    ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                               $ 1,048,600    $   944,300
   Accrued compensation and related items             498,500        563,400
   Accrued income taxes                                    --        570,900
   Other accrued liabilities                          394,800        128,600
                                                  -----------    -----------
     Total current liabilities                      1,941,900      2,207,200
Deferred rent                                         255,600        227,900
Deferred income taxes                                   4,500          4,500

Shareholders' equity:
   Preferred stock, 2,250,000 shares
     authorized; no shares outstanding
   Common stock, no par value, 7,500,000                   --             --
     shares authorized, 3,114,033 shares issued
     and outstanding (3,101,129 shares at
     June 30, 1995)                                 7,789,700      7,761,800
   Note receivable - officer stock purchase           (50,000)       (60,000)
   Retained earnings                               10,916,600     10,902,900
                                                  -----------    -----------
     Total shareholders' equity                    18,656,300     18,604,700
                                                  -----------    -----------
                                                  $20,858,300    $21,044,300
                                                  ===========    ===========

                            See accompanying notes

                             GISH BIOMEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                      Three months ended          Six months ended
                                          December 31,              December 31,
                                    -----------------------   --------------------------
                                       1995         1994          1995          1994
                                    ----------   ----------   -----------    -----------
Net sales                           $5,780,600   $5,405,700   $11,051,800    $10,753,200
Cost of sales                        3,765,300    3,414,800     7,198,600      6,904,900
                                    ----------   ----------   -----------    -----------
     Gross profit                    2,015,300    1,990,900     3,853,200      3,848,300
Operating expenses                                              1,675,800
   Selling and marketing               980,100      597,800       697,200      1,189,200
   Research and development            440,700      326,900       864,000        614,500
   General and administrative          483,700      432,900                      814,500
   Distributor contract
     termination fee                        --           --       702,000             --
                                    ----------   ----------   -----------    -----------
     Total operating expenses        1,904,500    1,357,600     3,939,000      2,618,200
                                    ----------   ----------   -----------    -----------
     Operating income                  110,800      633,300       (85,800)     1,230,100
Other income, net                       49,400       43,900       108,200         97,600
                                    ----------   ----------   -----------    -----------
Income before provision
  for taxes                            160,200      677,200        22,400      1,327,700
Provision for taxes                     62,400      264,100         8,700        517,800
                                    ----------   ----------   -----------    -----------
Net income                          $   97,800   $  413,100   $    13,700    $   809,900
                                    ==========   ==========   ===========    ===========
Net income per share:
   Primary                          $     0.03   $     0.13   $       --     $      0.26
                                    ==========   ==========   ===========    ===========
   Fully diluted                    $     0.03   $     0.13   $       --     $      0.25
                                    ==========   ==========   ===========    ===========
Average common and
 common equivalent shares:
   Primary                           3,363,938    3,230,947     3,368,169      3,151,422
                                    ==========   ==========   ===========    ===========
   Fully diluted                     3,370,812    3,288,481     3,377,377      3,232,386
                                    ==========   ==========   ===========    ===========

                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1995 AND 1994
                                  (UNAUDITED)

                                                              1995          1994
                                                          -----------    ----------
Cash flows from operating activities:
Net income                                                $    13,700    $  809,900
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization                               388,200       373,200
  Deferred rent                                                27,700        37,600
  Changes in operating assets and liabilities              (2,297,900)     (541,900)
                                                          -----------    ----------
    Net cash provided by (used in) operating activities    (1,868,300)      678,800
                                                          -----------    ----------
Cash flows for investing activities:
  Sale of short-term investments                            1,957,900            --
  Note receivable                                            (600,000)           --
  Purchases of property and equipment                        (443,000)     (337,700)
  Increase (decrease) in other assets                          42,400       (18,000)
                                                          -----------    ----------
    Net cash provided by (used in) investing activities       957,300      (355,700)
                                                          -----------    ----------
Cash flows from financing activities:
  Proceeds from stock options exercised                        27,900       261,000
  Payment on note receivable from officer                      10,000            --
                                                          -----------    ----------
    Net cash provided by financing activities                  37,900       261,000
Net increase (decrease) in cash and cash equivalents         (873,100)      584,100
Cash and cash equivalents at beginning of period            2,165,800     6,124,900
                                                          -----------    ----------
Cash and cash equivalents at end of period                $ 1,292,700    $6,709,000
                                                          ===========    ==========

                             See accompanying notes

                             GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1995
                                  (UNAUDITED)

1.  General
    -------

    The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended December 31, 1995 and 1994, financial position at December 31, 1995, and cash flows for the six month periods ended December 31, 1995 and 1994, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Registrant's financial statements and the notes thereto included in the Registrant's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1995.


    Statement of Cash Flows
    -----------------------

    Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

    Six months ended December 31,                    1995           1994
    -----------------------------                -----------     ---------
    (Increase) decrease in:
     Accounts receivable                         $  (502,100)    $(442,200)
     Inventories                                    (878,700)     (547,500)
     Prepaid expenses                               (651,800)       80,500
    Increase (decrease) in:
     Accounts payable                                104,300       303,700
     Accrued compensation                            (64,900)      (24,400)
     Accrued income taxes                           (570,900)       93,800
     Accrued liabilities                             266,200        (5,800)
                                                 -----------     ---------
    Changes in operating assets and liabilities  $(2,297,900)    $(541,900)
                                                 ===========     =========

    The Company paid $937,500 and $424,000 in Federal and State income taxes during the six month periods ended December 31, 1995 and 1994, respectively.

                             GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1995
                                  (UNAUDITED)
2.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                           December 31, 1995   June 30, 1995
                           -----------------   -------------
    Raw materials              $3,404,800       $2,936,700
    Work in progress              934,700        1,317,900
    Finished goods              2,101,100        1,307,300
                               ----------       ----------
                               $6,440,600       $5,561,900
                               ==========       ==========

3.  Earnings per share
    ------------------

    Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the potential dilution from the exercise of stock options and warrants, reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments. Fully diluted earnings per share assumes the exercise of the common stock options at the beginning of the period.

4.  Revenue recognition
    -------------------

    Revenue is recognized at the time of shipment to the customer. The customer's right of return is limited to damaged or defective product.

5.  Acquisition
    -----------

    On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. "CMD" for $600,000 in cash and 240,240 shares of the Company's common stock. Accordingly, the Company has included revenue and costs related to the product lines for the period September 13, 1995 through December 31, 1995 in the Company's financial statements. Additionally, the Company will, upon closing of the transaction, enter into a one-year lease for the building which CMD currently occupies. The Company will also execute one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

                              GISH BIOMEDICAL, INC.
                               DECEMBER 31, 1995

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:   On September 12, 1995 the Company entered into an
agreement to acquire certain assets of Creative Medical Development, Inc. "CMD". Accordingly, the Company has included revenue and costs related to the product lines to be acquired for the period September 13, 1995 through December 31, 1995 in the Company's financial statements.

Sales for the three and six month periods ended December 31, 1995 increased by $375,000 or 7% and $299,000 or 3% respectively over the corresponding periods of fiscal 1995. Sales attributable to CMD's products were $272,000 for the period ended December 31, 1995 with an approximate contribution to gross profit of $82,000 or 30% of the related sales.

Cost of sales for the three month period ended December 31, 1995 was 65% of sales as compared to 63% of sales for the corresponding period of fiscal 1995. Cost of sales for the six month period ended December 31, 1995 was 65% of sales as compared to 64% of sales for the corresponding period of fiscal 1995. The increase in cost of sales for the periods was primarily due to a higher proportion of lower margin products sold in fiscal 1996 as compared to the corresponding periods of fiscal 1995.

Selling and marketing expenses in the three and six month periods ended December 31, 1995 increased $382,000 and $487,000 over the corresponding periods of fiscal 1995. During the three month period ended December 31, 1995 the company expensed $128,000 associated with CMD. The remaining increases of $254,000 and $359,000 for the three and six month periods respectively were associated with the Company's recent sales force expansion. The Company anticipates that its selling and marketing expenses will continue to be approximately $850,000 to $900,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the three and six month periods ended December 31, 1995 increased $114,000 and $83,000 respectively over the corresponding periods of fiscal 1995. Costs associated with upgrading CMD's ambulatory infusion pump product line represented the entire increase in expenses over the corresponding period of fiscal 1995. The Company is actively engaged in several new product development projects, including an oxygenator, all of which will continue to require expenditures approximating $450,000 per quarter for the foreseeable future.

General and administrative expenses remained relatively constant at 8% of sales for all periods presented. During the period ended December 31, 1995 the Company incurred costs of $90,000 related to CMD.

The Company also incurred a one-time expense of $702,000 during the first quarter of 1996, which represents payments due to a former distributor as compensation for the termination of its contract with the Company.

Interest income for the three and six month periods ended December 31, 1995 increased $6,000 and $11,000 respectively over the corresponding periods of fiscal 1995. The increases in interest income are a result of investing in higher yielding instruments with maturities in excess of 90 days but not exceeding 180 days. It is the policy of the Company to only invest excess cash in investment instruments such as certificates of deposit, treasury bills and certain mutual funds.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The provision for taxes is based upon an combined federal and state effective tax rate of 39% for all periods presented.

Quarterly earnings per share is not directly additive for the periods presented due to fluctuations in weighted average shares outstanding. These fluctuations are attributable to the exercise of stock options and the treasury stock method for determining the number of outstanding options to be included as common stock equivalents. Fluctuations are more significant when there are substantial variations in the market price of the Company's common stock.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" which
must be implemented no later than fiscal 1997.   The Company will elect not to
adopt the new valuation method of accounting for stock based compensation, but will implement the new disclosure requirements.

Liquidity & Capital resources: At December 31, 1995, the Company had $18,900,000 in working capital, an increase of $79,000 from working capital at June 30,1995. The increase is primarily due to normal fluctuations in the operations of the business.

For the period ended December 31, 1995 cash used in operations of $1,868,000 was primarily due to increases in inventories, the payment of accrued income taxes, and increases in accounts receivable. Increases in inventories were primarily due to acquisition of inventory for new product releases, such as the Myomanager and the oxygenator. Increases in accounts receivable were due to increases in sales and the timing of those sales in late December. For the period ended December 31, 1994, cash provided by operations of $679,000 was primarily due to profitable operations.

For the period ended December 31, 1995 cash provided by investing activities of $957,000 was primarily due to the sale of short-term investments offset by the advance of $600,000 to CMD and the purchase of property and equipment. The advance to CMD is in the form of a note and is secured by substantially all of CMD's assets. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the Myomanager and the oxygenator. For the period ended December 31, 1994 cash used by investing activities was primarily due to the purchase of property and equipment.

For the periods ended December 31, 1995 and 1994 cash provided by financing activities of $38,000 and $261,000 was primarily due to proceeds from the exercise of stock options.

On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of CMD for $600,000 in cash and 240,240 shares of the Company's common stock. Additionally, the Company will, upon closing of the transaction, enter into a one-year lease for the building which CMD currently occupies. The Company will also execute one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

                             GISH BIOMEDICAL, INC.
                               DECEMBER 31, 1995

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security-Holders.

     The Company held its annual meeting of Shareholders ("Annual Meeting") on November 21, 1995. At the Annual Meeting the Shareholders voted upon the following two proposals: (1) the election of all directors for the ensuing year (proposal one); (2) the ratification of the selection of Ernst & Young as the Company's auditors for 1996 (proposal two). The number of votes cast for or withheld for each of the Directors were: Jack W. Brown 2,740,606 and 15,632; Richard A. Braun 2,740,606 and 15,632; Ray R. Coulter 2,740,606 and 15,632;
Richard W. Dutrisac 2,738,356 and 17,882; James B. Glavin 2,738,356 and 17,882; James S. Hagestad 2,740,456 and 15,782, respectively. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for proposals two were: 2,734,096, 8,850, and 13,292 respectively.

ITEM 6.   Exhibits and reports on Form 8K.
          None.

                             GISH BIOMEDICAL, INC.
                               DECEMBER 31, 1995



SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 12th day of February 1996.


GISH BIOMEDICAL, INC.


Date: February 12, 1996             By:  /s/ JACK W. BROWN
                                         ----------------------------
                                         JACK W. BROWN

                                         Chairman and President


Date: February 12, 1996             By:  /s/ JEANNE MILLER
                                         ----------------------------
                                         JEANNE MILLER

                                         V.P. and Chief Financial Officer