Form 10-Q
period 1996-03-31
GISH BIOMEDICAL INC
filed 1996-05-14
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 1996

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                                ----------------------  ----------------------

                         Commission file number 0-10728
                                                -------

                             GISH BIOMEDICAL, INC.
- ------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                               95-3046028
- ------------------------------------------------------------------------------
(State or other jurisdiction of                       (I.R.S. Employer
incorporation or organization)                      Identification Number)

2681 Kelvin Avenue, Irvine, California                      92715
- ------------------------------------------------------------------------------
(Address of principal executive offices)                 (Zip code)

Registrant's telephone number, including area code  (714)756-5485
                                                    -------------

                                      N/A
- ------------------------------------------------------------------------------
              Former name, former address and former fiscal year,
                         if changed since last report.

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X    No_____

  The number of shares outstanding of each of the issuer's classes of common stock, as of May 10, 1996 were 3,360,802.

  The number of pages in this Form 10-Q is 11.

                             GISH BIOMEDICAL, INC.
                                     INDEX

PART I.  Financial Information                                     Page
   Item 1:  Condensed Consolidated Financial Statements

            Condensed Consolidated Balance Sheets
            as of March 31, 1996 and June 30, 1995                    3
            Condensed Consolidated Statements of
            Income for the three and nine months
            ended March 31, 1996 and 1995                             4

            Condensed Consolidated Statements of
            Cash Flows for the nine months ended
            March 31, 1996 and 1995                                   5

            Notes to Condensed Consolidated
            Financial Statements                                      6

   Item 2:  Management's Discussion and Analysis
            of Financial Condition and Results
            of Operations.                                            8


PART II.  Other Information

   Item 6:    Exhibits and Reports on Form 8-K                       10

                             GISH BIOMEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                            March 31,              June 30,
                                                                              1996                   1995
                                                                         -----------------------------------
 ASSETS                                                                    (Unaudited)
 Current assets:
    Cash                                                                   $ 1,536,900           $ 2,165,800
    Short-term investments                                                   2,200,600             5,147,900
    Accounts receivable, net                                                 4,282,500             3,342,200
    Inventories                                                              6,644,800             5,561,900
    Deferred income tax assets                                                 625,000               625,000
    Prepaid expense                                                            419,400               171,600
    Prepaid taxes                                                              199,200               ---
- ------------------------------------------------------------------------------------------------------------
                  Total current assets                                      15,908,400            17,014,400

 Property and equipment, at cost                                             9,244,700             8,574,900
 Less accumulated depreciation                                              (5,252,300)           (4,661,700)
- ------------------------------------------------------------------------------------------------------------
 Net property and equipment                                                  3,992,400             3,913,200
 Note receivable                                                               600,000                ---
 Other assets                                                                  190,900               116,700
- ------------------------------------------------------------------------------------------------------------
                                                                           $20,691,700           $21,044,300
============================================================================================================
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                      $    837,300          $    944,300
    Accrued compensation and related items                                     389,100               563,400
          Accrued income taxes                                                 ---                   570,900
    Other accrued liabilities                                                  252,000               128,600
- ------------------------------------------------------------------------------------------------------------
                  Total current liabilities                                  1,478,400             2,207,200

 Deferred rent                                                                 269,100               227,900
 Deferred income taxes                                                           4,500                 4,500

 Shareholders' equity:
    Preferred stock, 2,250,000  shares
             authorized; no shares outstanding
    Common stock, no par value, 7,500,000                                      ---                     ----
            shares authorized, 3,117,562 shares issued
            and outstanding (3,101,129 shares at June 30, 1995)              7,812,800             7,761,800
          Note receivable - officer stock purchase                             (50,000)              (60,000)
    Retained earnings                                                       11,176,900            10,902,900
- ------------------------------------------------------------------------------------------------------------
                  Total shareholders' equity                                18,939,700            18,604,700
- ------------------------------------------------------------------------------------------------------------
                                                                           $20,691,700           $21,044,300
============================================================================================================

                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF INCOME
        THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                Three months ended                  Nine months ended
                                                     March 31,                          March 31,
                                               1996             1995              1996               1995
                                            ----------------------------------------------------------------
 Net sales                                  $6,000,200       $5,591,600        $17,052,000       $16,344,800
 Cost of sales                               3,878,300        3,577,000         11,076,900        10,481,900
- ------------------------------------------------------------------------------------------------------------
                  Gross profit               2,121,900        2,014,600          5,975,100         5,862,900

 Operating expenses
    Selling and marketing                      957,700          617,100          2,633,500         1,806,400
    Research and development                   325,500          268,900          1,022,700           883,400
    General and administrative                 505,300          410,800          1,369,300         1,225,300
    Distributor contract
      termination fee                            ---                ---            702,000             ---
- ------------------------------------------------------------------------------------------------------------
      Total operating expenses               1,788,500        1,296,800          5,727,500         3,915,100
- ------------------------------------------------------------------------------------------------------------
      Operating income                         333,400          717,800            247,600         1,947,800

 Interest income                                93,400           57,700            201,600           155,300
- ------------------------------------------------------------------------------------------------------------
 Income before provision
   for taxes                                   426,800          775,500            449,200         2,103,100
 Provision for taxes                           166,500          301,800            175,200           819,500
- ------------------------------------------------------------------------------------------------------------
 Net income                                  $ 260,300      $   473,700        $   274,000       $ 1,283,600
============================================================================================================
 Earnings per share:

    Primary net income                    $      0.08      $       0.14       $      0.08      $        0.40
============================================================================================================
    Fully diluted net income              $      0.08      $       0.14       $      0.08      $        0.40
============================================================================================================
 Average common and
 common equivalent shares:

    Primary                                  3,329,903        3,269,369         3,354,834          3,196,096
============================================================================================================
    Fully diluted                            3,330,730        3,270,606         3,363,698          3,247,471
============================================================================================================



                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                  1996               1995
                                                                             -------------------------------
 Cash flows from operating activities:
 Net income                                                                  $   274,000          $1,283,600
 Adjustments to reconcile net income to net cash
   provided by operating activities:
   Depreciation and amortization                                                 590,600             545,900
   Deferred rent                                                                  41,200              66,400
   Changes in operating assets and liabilities                                (3,199,000)           (995,400)
- ------------------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities                     (2,293,200)            900,500
- ------------------------------------------------------------------------------------------------------------
 Cash flows from investing activities:
    Sale of short-term investments                                              2,947,300               ---
    Note receivable                                                              (600,000)              ---
    Purchases of property and equipment                                          (669,800)          (637,400)
    (Increase) decrease in other assets                                           (74,200)           (25,700)
- ------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by in investing activities                       1,603,300           (663,100)
- ------------------------------------------------------------------------------------------------------------
 Cash flows from financing activities:
    Proceeds from stock options exercised                                          51,000            294,700
    Repayment of stockholder's loan                                                10,000               ---
- ------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                                    61,000            294,700
- ------------------------------------------------------------------------------------------------------------
 Net increase (decrease) in cash and cash equivalent                             (628,900)           532,100

 Cash and cash equivalents at beginning of period                               2,165,800          6,124,900
- ------------------------------------------------------------------------------------------------------------
 Cash and cash equivalents at end of period                                   $ 1,536,900         $6,657,000
============================================================================================================





                             See accompanying notes

                             GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1996
                                  (UNAUDITED)

1.     General
       -------

       The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 1996 and 1995, financial position at March 31, 1996, and cash flows for the nine month periods ended March 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Registrant's financial statements and the notes thereto included in the Registrant's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1995.

       Statement of Cash Flows
       -----------------------

       Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

       Nine months ended March 31,                                              1996               1995
       --------------------------------------------------------------------------------------------------
       (Increase) decrease in:
            Accounts receivable                                            $  (940,300)         $(347,800)
            Inventories                                                     (1,082,900)          (803,900)
            Prepaid expenses                                                  (247,800)          (167,500)
            Prepaid taxes                                                     (199,200)             ---

        Increase (decrease) in:
            Accounts payable                                                  (107,000)           (43,800)
            Accrued compensation                                              (174,300)             ---
            Accrued income taxes                                              (570,900)           376,000
            Accrued liabilities                                                123,400             (8,400)
        -------------------------------------------------------------------------------------------------
           Changes in operating assets and liabilities                     $(3,199,000)         $(995,400)
        =================================================================================================

        The Company paid $937,500 and $819,631 in Federal and State income taxes during the nine month periods ended March 31, 1996 and 1995, respectively.

                             GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                  (UNAUDITED)
2.     Inventories
       -----------

       Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                                  March 31, 1996        June 30,1995
                                                  ----------------------------------
          Raw materials                             $3,388,200           $2,936,700
          Work in progress                           1,536,600            1,317,900
          Finished goods                             1,720,000            1,307,300
- ------------------------------------------------------------------------------------
                                                    $6,644,800           $5,561,900
====================================================================================

3.     Note payable - bank
       -------------------

       On March 31, 1996 the Company had available a $2,000,000 secured revolving credit facility with interest at the bank's prime rate. The Company had no balance outstanding under the line at either March 31, 1996 or June 30, 1995.

4.     Earnings per share
       ------------------

       Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the potential dilution from the exercise of stock options, reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments using average market price for the period. Fully diluted earnings per share reflects additional dilution, if any, from using the market price at the option exercise date or end of period to determine share which would have been purchased.

5.     Revenue recognition
       -------------------

       Revenue is recognized at the time of shipment to the customer. The customer's right of return is limited to damaged or defective product.

6.     Acquisition
       -----------

       On September 12, 1995 the Company entered to an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and assumed management of the assets and operations of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through March 31, 1996 in the Company's financial statement. Additionally, the Company upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. The Company has also executed one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

                              GISH BIOMEDICAL, INC
                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and assumed management of the assets and operations of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through March 31, 1996 in the Company's financial statement. Additionally, the Company upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. The Company has also executed one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

Sales for the three and nine month periods ended March 31, 1996 increased by $409,000 or 7% and $707,000 or 4% respectively over the corresponding periods of fiscal 1995. The increases in sales for the three and six month periods ended March 31, 1996 were due to primarily to increases in cardiovascular surgery sales including the Company's recently introduced Myomanager. Sales attributable to CMD's products were $87,000 and $360,000 for the three and nine month period ended March 31, 1996 respectively.

Cost of sales for the three month period ended March 31, 1996 was 65% of sales as compared to 64% of sales for the corresponding period of fiscal 1995. Cost of sales for the nine month period ended March 31, 1996 was 65% of sales as compared to 64% of sales for the corresponding period of fiscal 1995. The increase in cost of sales of 1% for the three and nine month periods ended March 31, 1996 is attributable to CMD's unabsorbed manufacturing costs of $127,000 and $192,000 respectively.

Selling and marketing expenses for the three and nine month periods ended March 31, 1996 increased $341,000 or 55% and $827,000 or 46% over the corresponding periods of fiscal 1995. Selling expenses related to the operation of CMD accounted for 37% and 31% of the increases for the three and nine month periods ended March 31, 1996 respectively. The remaining increase was due to the Company's recent direct sales force expansion. The Company anticipates that its selling and marketing expenses will continue to be approximately $900,000 to $950,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the three and nine month periods ended March 31, 1996 increased $57,000 and $139,000 respectively over the corresponding periods of fiscal 1995. Costs associated with upgrading CMD's ambulatory infusion pump product line represented the entire increase in expenses over the corresponding periods of fiscal 1995 The Company is actively engaged in several new product development projects, including an oxygenator, all of which will continue to require expenditures approximating $400,000 per quarter for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased $103,000 and $156,000 over the corresponding periods of fiscal 1995. The increases during the three and nine month periods were primarily due to the operations of CMD of $64,000 and $155,000 respectively.

The Company also incurred a one-time expense of $702,000 during the first quarter of fiscal 1996, which represents payments due to a former distributor as compensation for the termination of its contract with the Company.

The provision for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented.

Quarterly earnings per share is not directly additive for the periods presented due to fluctuations in weighted average shares outstanding. These fluctuations are attributable to the exercise of stock options and the treasury stock method for determining the number of outstanding options to be included as common stock equivalents. These fluctuations are more significant when there are substantial variations in the market price of the Company's common stock.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

Liquidity and capital resources: At March 31, 1996, the Company had $14,430,000 of working capital, a decrease of $377,200 from working capital at June 30, 1995. The decrease is primarily due to the use of cash in operating activities and an increase in inventories needed to support our direct sales efforts.

For the period ended March 31, 1996 cash used in operations of $2,393,200 was primarily due to increased inventories, increased accounts receivable and payment of accrued taxes. Increases in inventories were primarily due to a commitment to stocking higher levels of finished goods, related to our direct sales efforts and acquisition of component inventory for new products such as Myomanager TM, the oxygenator, and the ambulatory infusion pumps. Increases in accounts receivable were due to increases in sales and the timing of those sales during the quarter. For the period ended March 31, 1995, cash provided by operations of $900,500 was primarily due to profitable operations.

For the period ended March 31, 1996 cash provided by investing activities of $1,603,300 was primarily due to the sale of short-term investments offset by the advance of $600,000 to CMD and the purchase of property and equipment. The advance to CMD is in the form of a note and is secured by substantially all of CMD's assets. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the Myomanager and the oxygenator. For the period ended March 31, 1995 cash used by investing activities was primarily due to the purchase of property and equipment.

For the periods ended March 31, 1996 and 1995 cash provided by financing activities of $61,000 and $294,700 was primarily due to proceeds from the exercise of stock.

                             GISH BIOMEDICAL, INC.
                                 MARCH 31, 1996

PART II.         OTHER INFORMATION


ITEM 6.          Exhibits and reports on Form 8K.

                 Exhibit 27 - Financial Data Schedule

On May 2, 1996 the Company filed a report on Form 8K regarding the acquisition of certain assets from Creative Medical Development, Inc.

                             GISH BIOMEDICAL, INC.
                                 MARCH 31, 1996



SIGNATURES
- ----------

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 15th day of May 1996.


GISH BIOMEDICAL, INC.


Date: May 14, 1996                      By:  /s/ JEANNE MILLER TARAZEVITS
- ------------------                      -------------------------------------
                                              JEANNE MILLER TARAZEVITS
                                              V.P. and Chief Financial Officer