Form 10-Q/A
period 1996-03-31
GISH BIOMEDICAL INC
filed 1996-08-27
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q/A

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED
         MARCH 31, 1996  OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM
                       to

COMMISSION FILE NUMBER 0-10728

                              GISH BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)

California                                                     95-3046028
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

2681 Kelvin Avenue, Irvine, California                           92614
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code  (714)756-5485

                                       N/A
(Former name, former address and former fiscal year, if changed since last report.)

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

The number of pages in this Form 10-Q/A is 12.

                              GISH BIOMEDICAL, INC.
                                      INDEX

PART I.  Financial Information                                                                 Page

         (As amended August 27, 1996 to revised accrued compensation and related items.)

         Item 1:           Condensed Consolidated Financial Statements

                            Condensed Consolidated Balance Sheets
                            as of March 31, 1996 (restated) and June 30, 1995                     3

                            Condensed Consolidated Statements of
                            Income for the three and nine months
                            ended March 31, 1996 (restated) and 1995                              4

                            Condensed Consolidated Statements of
                            Cash Flows for the nine months ended
                            March 31, 1996 (restated) and 1995                                    5


                            Notes to Condensed Consolidated
                            Financial Statements                                                  6

         Item 2:           Management's Discussion and Analysis
                           of Financial Condition and Results

                           of Operations.                                                         9

PART II. Other Information

         Item 6:           Exhibits and Reports on Form 8-K                                      11

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                   March 31, 1996          June 30, 1995
                                                                                     (Restated)
                                                                               -----------------------------------------
ASSETS                                                                               (Unaudited)
Current assets:
   Cash                                                                              $  1,536,900            $ 2,165,800
   Short-term investments                                                               2,200,600              5,147,900
   Accounts receivable, net                                                             4,282,500              3,342,200
   Inventories                                                                          6,644,800              5,561,900
   Deferred income tax assets                                                             625,000                625,000
   Prepaid expense                                                                        419,400                171,600
   Prepaid taxes                                                                          269,400                    ---
- ------------------------------------------------------------------------------------------------------------------------
       Total current assets                                                            15,978,600             17,014,400
Property and equipment, at cost                                                         9,244,700              8,574,900
Less accumulated depreciation                                                          (5,252,300)            (4,661,700)
- ------------------------------------------------------------------------------------------------------------------------
Net property and equipment                                                              3,992,400              3,913,200
Note receivable                                                                           600,000                    ---
Other assets                                                                              190,900                116,700
- ------------------------------------------------------------------------------------------------------------------------
                                                                                      $20,761,900            $21,044,300
========================================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                                   $   837,300            $   944,300
   Accrued compensation and related items                                                 569,100                563,400
   Accrued income taxes                                                                       ---                570,900
   Other accrued liabilities                                                              252,000                128,600
- ------------------------------------------------------------------------------------------------------------------------
       Total current liabilities                                                        1,658,400              2,207,200
Deferred rent                                                                             269,100                227,900
Deferred income taxes                                                                       4,500                  4,500
Shareholders' equity:
   Preferred stock, 2,250,000  shares
      authorized; no shares outstanding
   Common stock, no par value, 7,500,000                                                      ---                   ----
     shares authorized, 3,117,562 shares issued
     and outstanding (3,101,129 shares at June 30, 1995)                                7,812,800              7,761,800
   Note receivable - officer stock purchase                                               (50,000)               (60,000)
   Retained earnings                                                                   11,067,100             10,902,900
- ------------------------------------------------------------------------------------------------------------------------
       Total shareholders' equity                                                      18,829,900             18,604,700
- ------------------------------------------------------------------------------------------------------------------------
                                                                                      $20,761,900            $21,044,300
========================================================================================================================

                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF INCOME
               THREE AND NINE MONTHS ENDED MARCH 31, 1996 AND 1995 (UNAUDITED)

                                                   Three months ended                        Nine months ended
                                                        March 31,                                 March 31,

                                                      1996               1995              1996              1995
                                                   (Restated)                           (Restated)
                                                   -----------------------------------------------------------------
Net sales                                          $ 6,000,200       $ 5,591,600       $17,052,000       $16,344,800
Cost of sales                                        3,982,600         3,577,000        11,181,200        10,481,900
- --------------------------------------------------------------------------------------------------------------------
       Gross profit                                  2,017,600         2,014,600         5,870,800         5,862,900
Operating expenses
   Selling and marketing                               994,200           617,100         2,670,000         1,806,400
   Research and development                            354,300           268,900         1,051,500           883,400
   General and administrative                          515,700           410,800         1,379,700         1,225,300
   Distributor contract
     termination fee                                      --                --             702,000              --
- --------------------------------------------------------------------------------------------------------------------
     Total operating expenses                        1,864,200         1,296,800         5,803,200         3,915,100
- --------------------------------------------------------------------------------------------------------------------
     Operating income                                  153,400           717,800            67,600         1,947,800
Interest income                                         93,400            57,700           201,600           155,300
- --------------------------------------------------------------------------------------------------------------------
Income before provision
  for taxes                                            246,800           775,500           269,200         2,103,100
Provision for taxes                                     96,300           301,800           105,000           819,500
- --------------------------------------------------------------------------------------------------------------------
Net income                                         $   150,500       $   473,700       $   164,200       $ 1,283,600
====================================================================================================================
Earnings per share:

   Primary net income                              $      0.05       $      0.14       $      0.05       $      0.40
====================================================================================================================
   Fully diluted net income                        $      0.05       $      0.14       $      0.05       $      0.40
====================================================================================================================
Average common and
common equivalent shares:

   Primary                                           3,329,903         3,269,369         3,354,834         3,196,096
====================================================================================================================
   Fully diluted                                     3,330,730         3,270,606         3,363,698         3,247,471
====================================================================================================================

                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1996 AND 1995
                                   (UNAUDITED)



                                                                                   1996                      1995
                                                                                (Restated)

                                                                            ------------------------------------------
Cash flows from operating activities:

Net income                                                                          $   164,200             $1,283,600
Adjustments to reconcile net income to net cash
  provided by operating activities:

  Depreciation and amortization                                                         590,600                545,900
  Deferred rent                                                                          41,200                 66,400
  Changes in operating assets and liabilities                                        (3,089,200)              (995,400)
- ----------------------------------------------------------------------------------------------------------------------
       Net cash provided by (used in) operating activities                           (2,293,200)               900,500
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from investing activities:
   Sale of short-term investments                                                     2,947,300                  ---
   Note receivable                                                                     (600,000)                 ---
   Purchases of property and equipment                                                 (669,800)              (637,400)
   (Increase) decrease in other assets                                                  (74,200)               (25,700)
- ----------------------------------------------------------------------------------------------------------------------
       Net cash provided (used) by in investing activities                            1,603,300               (663,100)
- ----------------------------------------------------------------------------------------------------------------------
Cash flows from financing activities:

   Proceeds from stock options exercised                                                 51,000                294,700
   Repayment of stockholder's loan                                                       10,000                  ---
- ----------------------------------------------------------------------------------------------------------------------
       Net cash provided by financing activities                                         61,000                294,700
- ----------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalent                                    (628,900)               532,100

Cash and cash equivalents at beginning of period                                      2,165,800              6,124,900
- ----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                                          $ 1,536,900             $6,657,000
======================================================================================================================

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

       Restatement

 Management discovered an error in the calculation of the accrued liability for employee benefits, vacation, and sick pay as of March 31, 1996 in the course of preparing the Company's consolidated financial statements for the year ended June 30, 1996. To properly state the accured liability, the accompanying condensed consolidated financial statements have been restated from those originally issued by increasing the accrued liability balance and correspondingly increasing employee related expenses (reported in cost of sales, selling and marketing, research and development, and general and administrative expenses) by $180,000. After related income tax benefit, the correction resulted in a decrease of $109,800 ($.03 per share) in net income for the three and nine month periods in 1996.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

       Statement of Cash Flows

 Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

Nine months ended March 31,                                             1996                  1995
- ----------------------------------------------------------------------------------------------------
(Increase) decrease in:
   Accounts receivable                                                $  (940,300)       $  (347,800)
   Inventories                                                         (1,082,900)          (803,900)
   Prepaid expenses                                                      (247,800)          (167,500)
   Prepaid taxes                                                         (269,400)              --
Increase (decrease) in:

   Accounts payable                                                      (107,000)           (43,800)
   Accrued compensation                                                     5,700               --
   Accrued income taxes                                                  (570,900)           376,000
   Accrued liabilities                                                    123,400             (8,400)
- ----------------------------------------------------------------------------------------------------
Changes in operating assets and liabilities                           $(3,089,200)       $  (995,400)
====================================================================================================


       The Company paid $937,500 and $819,631 in Federal and State income taxes during the nine month periods ended March 31, 1996 and 1995, respectively.

2.     Inventories

       Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                                                         March 31, 1996           June 30,1995
                                                                      ----------------------------------------
                  Raw materials                                              $3,388,200             $2,936,700
                  Work in progress                                            1,536,600              1,317,900
                  Finished goods                                              1,720,000              1,307,300
- --------------------------------------------------------------------------------------------------------------
                                                                             $6,644,800             $5,561,900
==============================================================================================================

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1996
                                   (UNAUDITED)

3.     Note payable - bank

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

                              GISH BIOMEDICAL, INC
                                 MARCH 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (REVISED)

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

 Cost of sales for the three month period ended March 31, 1996 was 66% of sales as compared to 64% of sales for the corresponding period of fiscal 1995. Cost of sales for the nine month period ended March 31, 1996 was 66% of sales as compared to 64% of sales for the corresponding period of fiscal 1995. The increase in cost of sales of 2% for the three and nine month periods ended March 31, 1996 is primarily attributable to CMD's unabsorbed manufacturing costs of $127,000 and $192,000 respectively.

 Selling and marketing expenses for the three and nine month periods ended March 31, 1996 increased $377,000 or 61% and $864,000 or 48% over the corresponding periods of fiscal 1995. Selling expenses related to the operation of CMD accounted for 33% and 29% of the increases for the three and nine month periods ended March 31, 1996 respectively. The remaining increase was due to the Company's recent direct sales force expansion. The Company anticipates that its selling and marketing expenses will continue to be approximately $900,000 to $1,000,000 per quarter for the remainder of the fiscal year.

 Research and development expenses for the three and nine month periods ended March 31, 1996 increased $85,000 and $168,000 respectively over the corresponding periods of fiscal 1995. Costs associated with upgrading CMD's ambulatory infusion pump product line represented the majority of the increase in expenses over the corresponding periods of fiscal 1995. The Company is actively engaged in several new product development projects, including an oxygenator, all of which will continue to require expenditures approximating $400,000 per quarter for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

 General and administrative expenses increased $101,000 and $154,000 over the corresponding periods of fiscal 1995. The increases during the three and nine month periods were primarily due to the operations of CMD of $64,000 and $155,000 respectively.

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

 Liquidity and capital resources: At March 31, 1996, the Company had $14,320,000 of working capital, a decrease of $487,000 from working capital at June 30, 1995. The decrease is primarily due to the use of cash in operating activities and an increase in inventories needed to support our direct sales efforts.

 For the period ended March 31, 1996 cash used in operations of $2,293,200 was primarily due to increased inventories, increased accounts receivable and payment of accrued taxes. Increases in inventories were primarily due to a commitment to stocking higher levels of finished goods, related to our direct sales efforts and acquisition of component inventory for new products such as Myomanager (TM), the oxygenator, and the ambulatory infusion pumps. Increases in accounts receivable were due to increases in sales and the timing of those sales during the quarter. For the period ended March 31, 1995, cash provided by operations of $900,500 was primarily due to profitable operations.

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

 For the periods ended March 31, 1996 and 1995 cash provided by financing activities of $61,000 and $294,700 was primarily due to proceeds from the exercise of stock options.

                              GISH BIOMEDICAL, INC.

                                 MARCH 31, 1996

PART II.          OTHER INFORMATION

ITEM 6.           Exhibits and reports on Form 8K.

 On May 2, 1996 the Company filed a report on Form 8K regarding the acquisition of certain assets from Creative Medical Development, Inc.

                              GISH BIOMEDICAL, INC.
                                 MARCH 31, 1996

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 27 day of August 1996.

GISH BIOMEDICAL, INC.

Date: August 27, 1996                By: /s/ JEANNE MILLER TARAZEVITS
- ---------------------                -------------------------------------------
                                             JEANNE MILLER TARAZEVITS

                                             V.P. and Chief Financial Officer