Form 10-K405
period 1996-06-30
GISH BIOMEDICAL INC
filed 1996-09-30
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

 [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1996 OR

 [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10728

                              GISH BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)

           CALIFORNIA                                      95-3046028
(State or other jurisdiction of                          (IRS Employer
 incorporation or organization)                       Identification No.)

                               2681 Kelvin Avenue
                            Irvine, California 92714
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (714) 756-5485

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                            No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]


On September 20, 1996 the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $22,356,937 (computed using the closing price of $6.625 per share of Common Stock as of September 20, 1996 as reported by NASDAQ).

There were 3,374,632 shares of the registrant's common stock, no par value, outstanding on September 20, 1996.

                   DOCUMENTS INCORPORATED BY REFERENCE
           DOCUMENT                                 WHERE INCORPORATED

     Portions of Proxy Statement for the      Part III, Items 10, 11, 12 and 13
     1996 Annual Meeting of Shareholders

                              GISH BIOMEDICAL, INC.

                                      INDEX

Part I:                                                                                  Page


         Item 1.           Business                                                      3 -9
         Item 2.           Properties                                                      10
         Item 3.           Legal Proceedings                                               10
         Item 4.           Submission of Matters to a Vote of Security Holders             10

Part II:

         Item 5.           Market for Registrant's Common Equity and Related               10
                           Shareholder Matters
         Item 6.           Selected Financial Data                                         11
         Item 7.           Management's Discussion and Analysis of Financial               12
                           Condition and Results of Operations
         Item 8.           Financial Statements and Supplementary Data                     15
         Item 9.           Changes in and Disagreements with Accountants on                25
                           Accounting and Financial Disclosure

Part III:

         Item 10.          Directors and Executive Officers of the Registrant              25
         Item 11.          Executive Compensation                                          25
         Item 12.          Security Ownership of Certain Beneficial Owners and             25
                           Management
         Item 13.          Certain Relationships and Related Transactions                  25

Part IV:

         Item 14.          Exhibits, Financial Statement Schedules and Reports on     26 - 28
                           Form 8-K

                                     PART I

ITEM  1.          BUSINESS

GENERAL

Gish Biomedical, Inc. ("Gish" or the "Company"), a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. The Company develops and markets its innovative and unique devices for various applications within the medical community. The Company operates in one industry segment, the manufacture of medical devices, which are marketed principally through domestic and international distributors. All of Gish's products are single use disposable products or have a disposable component. The Company's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.

In May 1992, Gish entered the orthopedic blood salvage market. The device, known as the Orthofuser(TM), is used post surgically for high blood loss procedures such as hip and knee replacements. The Company is currently exploring other blood salvage applications for its technology.

ACQUISITIONS
On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the aquired assets until the closing date of the aquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through April 16, 1996 in the Company's financial statements. The Company assumed ownership of the net assets and technology aquired from CMD on April 17, 1996, and entered into a one-year lease for the building CMD currently occupies.

In May 1992, Gish acquired a line of transducer protectors and pressure isolators from McGaw, Inc. This acquisition has enhanced the Company's profit margin on custom blood handling systems and the Company's sales to other device manufacturers.

PRODUCTS

Following is a brief description of Gish's present principal products.

CUSTOM CARDIOVASCULAR TUBING SYSTEMS - During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to a heart-lung machine which oxygenates the blood and returns it to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear Mediflex(TM) tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors which service such hospitals. The Company also assembles custom tubing sets for several competitive medical device manufacturers under private label agreements.

Custom tubing set sales were approximately $9,643,200, $8,254,500 and $8,369,400 in fiscal 1996, 1995, and 1994 respectively (equal to 42%, 38% and 40% of net sales respectively, in each of such years).

ARTERIAL FILTERS - The arterial filter is the last device the blood passes through in the cardiovascular bypass circuit as it is being returned to the patient. The purpose of the filter is to remove gaseous micro emboli and debris, which are generated by the oxygenation system, from the patient's blood.

The Company introduced its first arterial filters in 1985. The Company's first design contained a safety bypass loop incorporated into the filter housing. The Company received FDA approval to market an improved design which became available for sale during the second quarter of fiscal 1994. The Company expects that use of the new arterial filters in the custom tubing sets will improve profitability of these systems.

CARDIOTOMY AND VENOUS RESERVOIRS - Cardiac suction is a technique employed in open-heart surgery to recover shed blood in the chest cavity and return it to the patient. The use of this technique reduces the requirements for whole blood replacement from donor sources, thereby reducing risk of blood compatibility problems and blood-borne viral diseases such as AIDS and hepatitis.

Gish's cardiotomy reservoir systems consist of a polycarbonate reservoir, defoaming and filtration cartridge, and mounting bracket. This enables the perfusion team to recover high volumes of shed blood, then defoam and filter it prior to returning it to the patient's circulatory system.

In addition to the cardiotomy reservoirs' use in the operating room, Gish has developed several systems which allow the cardiotomy reservoir to be used as a pleural drainage or autotransfusion system during recovery.

A venous reservoir is a device used to pool, filter and defoam blood prior to its introduction to the oxygenator. Gish offers a variety of venous reservoirs, including some which incorporate the capacity for autologous transfusion post surgically. The Company also has several products which incorporate the functions of a cardiotomy, venous reservoir, post surgical blood collection and blood reinfusion devices. This functional bundling is usually cost effective for the hospital.

Cardiotomies and venous reservoir sales were approximately $1,971,100, $2,439,100 and $2,566,900 for fiscal years ended June 30, 1996, 1995 and 1994 respectively (equal to 9%, 11% and 12% of net sales respectively in each such years).

CARDIOPLEGIA DELIVERY SYSTEMS - Cardioplegia encompasses several techniques employed in open-heart surgery to preserve, protect and manage the heart tissue. The technique typically involves the use of a chilled solution which is infused into the heart through the coronary arteries to cool the heart and reduce heart activity and metabolism. However, there are many different techniques utilized depending on the physician and patient needs. The use of these techniques significantly reduces damage to heart tissue during surgery, enhances restoration of heart function and helps return the patient to a normal heartbeat when the surgical procedure is complete.

Gish has developed a complete line of cardioplegia delivery systems. Multiple systems are required for this technique due to physician preference. Gish's original offerings for this procedure were a series of reservoirs with a recirculation valve (CPS) and a series of cooling coils (CCS series). The Company has since developed a line of cardioplegia systems and heat exchangers designed to utilize a blood and potassium mixture and allow the surgeon to quickly change the temperature delivered to the patient.

Gish upgraded its CPS series of reservoirs with the CPS Plus(R) which was introduced in fiscal 1993. Cardioplegia system sales were approximately $4,611,200, $4,979,500 and $4,687,000 for fiscal year 1996, 1995, and 1994 respectively (equal to 20%, 23% and 22% of net sales respectively, in each of such years).

OXYGEN SATURATION MONITOR - In February 1992, the Company introduced a digital blood saturation monitor for open-heart surgery, the StatSat(TM). The StatSat(TM) is an electronic device which measures the oxygen content of the patient's blood during surgery. These readings are taken continuously and the StatSat(TM) plots the course of the blood oxygen saturation during the surgery. Although the StatSat(TM) is reusable, it uses a disposable sensor for each surgery which is only provided by Gish in its custom tubing systems.

CRITICAL CARE CENTRAL VENOUS ACCESS CATHETERS AND PORTS - Gish's Hemed(TM) central venous access catheter systems have applications in hyper-alimentation, chemotherapy, and long-term vascular access. These long-term indwelling catheters are surgically implanted to provide direct access to the central venous system for high protein intravenous solutions needed by patients having nonfunctional digestive systems and for rapid dilution and dispersion of highly concentrated drug administration in chemotherapy for cancer.

The product line includes sterile catheters and accessories sold in kits. A dual lumen catheter which permits two substances to be administered through the same catheter, and a dry method repair kit were introduced during fiscal 1985. In 1993, the Company introduced an enhancement to its Hemed catheter line, the CathCap(TM). The CathCap(TM) reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

Gish has enhanced the Hemed(TM) line with the Vasport(R) Implantable Ports and the Vastack(R) Needle Support System. The Vasport(R) consists of a silicone catheter with an implantable injection port, allowing vascular access through small needle sticks with the skin acting as a natural barrier to infection. This access method eliminates the need for a cumbersome external catheter. The Company introduced a detachable port/catheter system in fiscal 1994. The Company also introduced a dual Vasport(R) in July 1996 to meet the needs of patients requiring multiple infusions. The Vastack(R) consists of a specially designed needle and positioning system for use with the Vasport(R) . The needle extends the life of the implanted injection port and the positioning system gives the nursing staff a sure, safe method for accessing the Vasport(R).

The Hemed VasPort(R) and VasTack(R) are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines. The VasPort is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter. The VasPort is accessed by the VasTack, a small patented non-coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir. Drugs are readily infused through the VasTack, into the reservoir and then into the catheter. When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection. Single and double reservoir VasPorts are available in both titanium and lightweight engineering plastics.

INFUSION PUMPS - The acquisition of the EZ-Flow infusion pump technology from CMD in fiscal 1996, complements the Company's line of vascular access devices. The EZ Flow 480's unique microprocessor-based design accommodates continuous, intermittent, total parenteral nutrition ("TPN") and patient controlled analgesia therapies ("PCA"). The EZ Flow 480's menu-driven software features multi-view programming screens, lending itself to simple operation. The pump's automatic calculation software automatically verifies and corrects infusion rate and dosage intervals. The EZ Flow 480 performs complex dosage requirements such as tapered TPN administration, time delayed antibiotic therapy, and PCA with continuous basal infusion.

ORTHOFUSER -The patented Orthofuser(TM) is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

GOVERNMENT REGULATIONS
Gish's products are subject to the Federal Food, Drug and Cosmetic Act (the "Act") and regulations issued thereunder. The Act is administered by the Federal Food and Drug Administration ("FDA"), which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which may apply to the manufacturing and marketing of Gish products.

Following the enactment of the Medical Device Amendments of 1976 to the Act, ("Amendments") the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes --Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, the pre-market notification ("510(k)") process, and adherence to FDA-mandated good manufacturing practices ("GMP"). Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls together with special controls, such as performance standards, post- market surveillance, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

If a manufacturer or distributor of medical devices can establish to the FDA's satisfaction that a new device is substantially equivalent to a legally marketed Class I or Class II medical device or to a Class III device for which the FDA has not yet required pre-market approval, the manufacturer or distributor may market the device. In the 510(k), a manufacturer or distributor makes a claim of substantial equivalence, which the FDA may require to be supported by various types of information showing that the device is as safe and effective for its intended use as the legally marketed predicate device. Following submission of the 510(k), the manufacturer or distributor may not place the new device into commercial distribution until an order is issued by the FDA finding the new device to be substantially equivalent.

Gish is also registered as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and files a listing of its products semi-annually. The Company is inspected on a routine basis by both the FDA and the CDHS for compliance with the FDA's GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA's GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The regulation also requires investigation of any deficiencies in the manufacturing process or in the products produced and detailed record keeping. The FDA has proposed changes to the GMP regulation that would, if finalized, likely increase the cost of complying with GMP requirements. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on the Gish's business.

Gish believes all of its present products are Class I or Class II products and that it is in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products. Several products of Gish have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products. Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA. If the FDA were to classify use of Gish's cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

Regulations under the Act permit export of products which comply with the laws of the country to which they are exported. The Company relies upon its foreign distributors for the necessary certifications and compliances in their countries.

RESEARCH AND DEVELOPMENT
Gish is actively engaged in research and development programs. The objectives of this program are to develop new products in the areas of the medical device industry in which it is already engaged, to enhance its competitive position and to develop new products for other medical device markets. Gish's major projects currently under development include a myocardial management system, the MyoManager(TM), an oxygenator, and a unique vascular access port, the Trans-Q-Port. Additionally, the Company is working on the next generation infusion pump and enhancements to existing products.

The Company received FDA market approval for the MyoManager(TM) myocardial management system in June 1995, then released the MyoManager(TM) for clinical trials during the third quarter of fiscal 1996. The initial trials of the device indicated a need for a modest redesign of certain portions of the system. The Company expects this redesign and the related clinical trials to be completed before calendar 1997.

An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient's blood. Gish has invested significant resources in the development of its first oxygenator, which is due to be released upon receipt of FDA market approval. The development process of this project was delayed when the Company increased the acceptable performance standards for its design in October 1995.

The Trans-Q-Port is a vascular access port which eliminates the need for needles during infusion. The Company has submitted an application to the FDA for market approval of this device. After market approval, the Company expects to conduct extensive clinical trials and studies before general market release of this product.

Gish's research and development expenditures for the years ended June 30, 1996, 1995, and 1994 were $1,407,500, $1,124,700 and $1,325,600 respectively.

MARKETING AND DISTRIBUTION
Gish distributes its products primarily through a network of domestic and international distributors. In fiscal 1993 the Company undertook a review of each of its distributor's territory and product mix. Based upon this analysis, the Company is in the process of renegotiating territories and performance goals with each distributor. Where appropriate, the Company has elected to hire direct sales personnel. In July 1995, Gish terminated its relationship with its distributor along the Eastern seaboard and hired an additional six direct salespersons, in order to provide the Company with greater control of sales and participation in the selling process.

Gish has increased its marketing support of its distribution system over the past few years through increased sales management personnel, technical support, trade advertising, collateral materials and participation in medical conferences. The Company has not experienced, and does not expect, sales of the Company's products to be subject to seasonality in any material respects.

COMPONENTS AND PARTS
Gish purchases components for its various products from vendors who sell such components generally to the medical device industry. Most components for the Company's proprietary products are manufactured from tooling owned by the Company. Other components are manufactured by outside suppliers to the Company's specifications.

Certain components of the Company's custom tubing sets are purchased from competitors. Gish has not experienced difficulty in obtaining such components in the past and believes adequate sources of supply for such items are available on reasonable terms.

PATENTS AND LICENSE AGREEMENTS
Gish has been issued or has patents pending on several of its products. There can be no assurance that any patents issued would afford the Company adequate protection against competitors which sell similar inventions or devices. There also can be no assurance that the Company's patents will not be infringed upon or designed around by others. However, the Company intends to vigorously enforce all patents it has been issued.

Gish is obligated to pay a royalty equal to 3% of the net sales of its reservoir style cardioplegia delivery systems to Dr. Bradley Harlan.

Gish is obligated under agreements entered into in 1988 to pay a royalty equal to 4% of the net sales of its thoracostomy kit, the Thoraguide, and to pay royalties equal to 5% of the net sales of its dual use uterine monitoring catheter, AmCath, and the Robiscek dual channel suction wand, RBS-2 to Dr. Neil Semrad and to Dr's Levy and Rosenwieg respectively.

Gish is obligated to pay a royalty equal to 5% of the net sales of its MyoManager(TM), myocardial management system to Cardio-Pulmonary Services.

The Company's aggregate royalty expenses were $55,800, $49,900, and $49,400 for the years ended June 30, 1996, 1995 and 1994 respectively.

WORKING CAPITAL AND FINANCING OF OPERATIONS
Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

Gish entered into a Loan and Security Agreement, (the "Agreement") with Sanwa Bank in 1995, providing for loans up to $2,000,000 in the form of short term advances under a revolving credit arrangement. The Agreement is renewable on October 31, 1997. Advances to Gish under the Agreement bear interest at the bank's prime rate. Sanwa Bank has been granted a security interest in substantially all of Gish's assets to secure repayment of amounts borrowed by Gish under the Agreement.

The Agreement prohibits payment of dividends on Gish's common stock, mergers or acquisitions and other material transactions without the Sanwa Bank's consent and requires Gish to maintain (i) tangible net worth (net worth excluding patents, goodwill and other intangible items) of not less than $15,000,000 (ii) current assets at least equal to two times current liabilities other than amounts due Sanwa Bank, (iii) working capital of not less than $10,000,000 and
(iv) debt to equity ratio of not less than 1 to 1.

At June 30, 1996 the Company had no funds borrowed under the revolving credit line, nor did the Company utilize the line during fiscal 1996.

CUSTOMER INFORMATION
The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1996 the Company believes it has no significant concentrations of credit risk.

The Company derived the following percentages of its net sales from its significant distributors:

1996                       1995                      1994
- ----                       ----                      ----
  2%                       18%                       18%       Kol Bio Medical, Inc.
12%                        13%                       13%       Specialized Medical Systems
  7%                       10%                       10%       CardioVascular Concepts, Inc.



As of June 30, 1995 the company terminated its relationship with Kol Bio Medical Inc..

BACKLOG
Almost all of Gish's products are repetitive purchase, single use disposable products, which are shipped shortly after receipt of a customer's purchase order. Therefore, Gish believes that it and it's distributors generally maintain an adequate finished goods inventory to fulfill the customer's needs on demand. Therefore, Gish believes that the backlog of orders at any given point in time is not indicative of the Company's future level of sales.

CONTRACTS
Gish has no contracts with customers where cancellation or renegotiation would have a material impact on the Company's sales or profit margins.

COMPETITION
The market for medical devices of the type sold by the Company is extremely competitive. The Company believes that product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which it competes. Most of Gish's competitors are United States concerns. Many of them are larger and possess greater financial and other resources than Gish. Gish has approximately eight competitors within each of the hospital markets in which it competes. No one competitor is a dominant force in any of these markets. Gish believes it has achieved its position in the marketplace for its present principal products by means of superior design, quality, and service, and Gish intends to continue to utilize these means of competing.

ENVIRONMENTAL COMPLIANCE
The Company's direct expenditures for environmental compliance were not material in the three most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

EMPLOYEES
As of June 30, 1996, Gish had 264 full-time employees, of whom 20 were engaged in field sales and sales management, 175 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees are represented by a labor union.

INTERNATIONAL OPERATIONS
Sales to foreign customers, primarily in Europe and Asia, were approximately $3,758,600, $3,481,100 and $3,166,000 in the years ended June 30, 1996, 1995, and 1994, respectively (equal to 16%, 16% and 15% of net sales, respectively, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk of currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

ITEM 2. PROPERTIES

Gish's office and manufacturing facilities are located in Irvine, California in a building containing approximately 150,000 square feet of space under a lease which expires in December, 2002. Within this facility Gish has constructed four clean rooms for the assembly of its products which meet all requirements under applicable federal and state good manufacturing practice regulations.

The Company is subleasing approximately 40,000 square feet of the office and manufacturing facility until such time as the Company needs the space. The Company believes the Irvine facility will be adequate for its present and future needs.

Additionally, in conjunction with its acquisition of the assets of Creative Medical Development, Inc., the Company leases 8,450 square feet of space under a lease which expires in April 1997 in Nevada City, California. The Nevada City facility houses the manufacturing, marketing, and research and development for the Company's recently acquired infusion pump.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the year ended June 30, 1996.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER
         MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol GISH. The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported on the NASDAQ National Market System.

                           FISCAL 1996                        FISCAL 1995
QUARTER ENDED              HIGH     LOW                       HIGH     LOW
September 30                $9.25    $7.13                     $5.62    $4.75
December 31                  9.25     7.38                      7.13     5.00
March 31                     8.38     6.25                      7.50     5.88
June 30                      7.38     5.75                      7.50     6.13


The Company has not previously paid any dividends on its common stock and does not anticipate that it will do so in the foreseeable future. As of September 20, 1996, there were approximately 500 holders of record of the Company's common stock.

ITEM 6. SELECTED FINANCIAL DATA

Year ended June 30,
In thousands, except per share data          1996          1995            1994          1993           1992
- --------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                  $23,022        $21,588        $21,114        $21,065        $21,070
Selling and marketing                        3,688          2,575          1,962          1,739          1,479
Research and development                     1,408          1,125          1,326            850            789
General and administrative                   1,892          1,727          1,633          1,727          1,552
Distributor contract termination fee           701             --             --             --             --
Net income                                 $   329        $ 1,682        $ 1,267        $ 1,783        $ 1,709
PER SHARE AMOUNTS:
Primary net income per share               $   .10        $   .52        $   .41        $   .54        $   .54
Primary weighted average shares              3,395          3,218          3,090          3,311          3,192
Fully dilutednet income per share              .09            .51            .41            .54            .52
Fully diluted weighted average               3,597          3,290          3,094          3,318          3,277
BALANCE SHEET DATA:
Cash and cash equivalents                  $ 3,314        $ 4,326        $ 6,125        $ 3,308        $ 4,466
Total assets                                22,936         21,044         18,299         16,477         15,757
Working capital                             14,886         14,807         13,206         11,376         12,091
Current ratio                               10.2:1          7.7:1          9.5:1         10.3:1          6.6:1
Shareholders' equity                        21,010         18,605         16,588         15,195         13,341
Book value per share                          6.25           6.00           5.47           5.06           4.47
Return on average equity                         2%             9%             8%            13%            14%

SELECTED QUARTERLY FINANCIAL DATA

                                                    JUNE 30        Mar. 31     Dec. 31       Sept. 30
In thousands, except per share data Fiscal 1996      1996           1996*       1995           1995
- ----------------------------------------------------------------------------------------------------
Net sales                                          $ 5,970       $ 6,000       $ 5,781       $ 5,271
Gross profit                                         2,089         2,018         2,015         1,838
Distributor contract termination fee                    --            --            --           701
Income (loss) before income taxes                      270           247           160          (138)
Net income (loss)                                      165           151            98           (84)
NET INCOME (LOSS) PER SHARE:
Primary                                                .02           .05           .03          (.03)
Fully diluted                                          .02           .05           .03          (.03)
AVERAGE COMMON AND COMMON EQUIVALENT
SHARES:
Primary                                              3,484         3,330         3,364         3,373
Fully dilluted                                       3,530         3,331         3,371         3,373

*Management discovered an error in the March 31, 1996 accrued liability for employee benefits, vacation and sick pay in the course of preparing the Company's consolidated financial statements for the year ended June 30, 1996. To properly state the accrued liability, the March 31, 1996 financial statements were restated from those originally issued by increasing employee related expenses by $180,000. After income tax, the recalculation of employee costs resulted in a decrease of $109,800 in net income for the three month period ended March 31, 1996.

                                                      June 30      Mar. 31      Dec. 31     Sept. 30
In thousands, except per share data   Fiscal 1995      1995          1995         1994         1994
- ----------------------------------------------------------------------------------------------------
Net sales                                              $5,242       $5,592       $5,406       $5,348
Gross profit                                            2,065        2,015        1,991        1,857
Income before income taxes                                653          776          677          651
Net income                                                398          474          413          397
NET INCOME PER SHARE:
Primary                                                   .12          .14          .12          .12
Fully diluted                                             .12          .14          .12          .12
AVERAGE COMMON AND COMMON EQUIVALENT
SHARES:
Primary                                                 3,287        3,269        3,231        3,100
Fully diluted                                           3,308        3,271        3,288        3,138



ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the aquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through April 16, 1996 in the Company's financial statements. The Company assumed ownership of the net assets and technology aquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD currently occupies. The Company has also executed one-year employment agreements with four key employees which include provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.


Sales for year ended June 30, 1996 increased by $1,434,800 or 7% over fiscal 1995. The increase was due primarily to increases in cardiovascular surgery sales. Sales attributable to the EZ Flow infusion products were $719,600 for the period ended June 30, 1996.

Sales for the year ended June 30, 1995 increased by $474,100 or 2% over fiscal 1994. The largest percentage sales gains were in the Company's non-cardiovascular surgery product areas which offset declines in cardiotomy sales.

Cost of sales for the year ended June 30, 1996 was 65% of sales as compared to 63% and 68% of sales for the years ended June 30, 1995 and 1994 respectively. Current year costs increased due to increases in overhead related to the maintenance of a separate manufacturing facility for the EZ Flow infusion pumps and rework associated with that product line of $279,600. Cost of sales for the year ended June 30, 1995 improved over fiscal 1994 due to increased productivity and a reduction in certain components of overhead such as employee benefits.

Selling and marketing expenses for the year ended June 30, 1996 increased $1,112,300 or 43% over fiscal 1995. Selling expenses related to the EZ Flow infusion pumps accounted for approximately a third of the increase. The remaining increase was due to the Company's recent direct sales force expansion in the southeastern United States. The Company anticipates that its selling and marketing expenses will continue to be approximately $1,000,000 per quarter for the upcoming the fiscal year.

Selling and marketing expenses for the year ended June 30, 1995 increased $613,700 or 31% over fiscal 1994. The increase was due to the Company's commitment to increasing its direct sales force presence and preparation for the direct sales force expansion in the southeastern United States which took effect July 1, 1995.

Research and development expenses for the year ended June 30, 1996 was $282,800 over fiscal 1995. Costs associated with upgrading CMD's ambulatory infusion pump product line represent the majority of the increase in expense over fiscal 1995. The Company is actively engaged in several new product development projects, including the oxygenator, finalizing the MyoManager(TM) and the next generation infusion pump all of which will continue to require expenditures of approximating $400,000 per quarter for the foreseeable future. Research and development expenses in 1995 decreased $200,900 or 15% from fiscal 1994 due to the completion of the outside development contract for the Company's Oxygenator.

General and administrative expenses were 8% of sales in 1996, 1995 and 1994. The Company expects general and administrative expenses to remain relatively constant at this level for the next fiscal year.

The Company also incurred a one-time expense of $701,200 during the first quarter of fiscal 1996, which represents payments due to a former distributor as compensation for the termination of its contract with the Company.

The provision for taxes is based upon a combined federal and state effective tax rate of 39% for fiscal years 1996 and 1995 and 37% for fiscal 1994.

Quarterly earnings per share is not directly additive for the periods presented due to fluctuations in weighted average shares outstanding. These fluctuations are attributable to the issuance of shares for the purchase of the EZ Flow infusion pump, the exercise of stock options and the use of the treasury stock method for determining the number of outstanding options to be included as common stock equivalents. These fluctuations are more significant when there are substantial variations in the market price of the Company's common stock.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

Liquidity and capital resources: At June 30, 1996, the Company had $14,885,500 of working capital, an increase of $78,300 from working capital at June 30, 1995. The increase is primarily due to profitable operations offset by the use of cash in operating activities.

For the period ended June 30, 1996 cash used in operations of $1,550,400 was primarily due to increased inventories, increased accounts receivable and payment of accrued taxes. Increases in inventories were primarily due to a commitment to stocking higher levels of finished goods, related to our direct sales efforts and acquisition of component inventory for new products such as MyoManager(TM), the oxygenator, and the ambulatory infusion pumps. Increases in accounts receivable were due to increases in sales and the timing of those sales during the quarter. For the period ended June 30, 1995, cash provided by operations of $1,755,100 was primarily due to profitable operations. For the period ended June 30, 1994 cash provided by operating activities of $3,142,100 was primarily due to profitable operations and decreases in accounts receivable and inventory.

For the period ended June 30, 1996 cash provided by investing activities of $465,800 was primarily due to the sale of short-term investments offset by purchases of property and equipment and the cash used for the acquisition of the EZ Flow technology of $681,700. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the MyoManager(TM) and the oxygenator. For the periods ended June 30, 1995 and June 30, 1994 cash used by investing activities of $3,876,200 and $438,000, respectively was primarily due to the purchase of property and equipment and short-term investments.

For the periods ended June 30, 1996, 1995 and 1994 cash provided by financing activities of $72,800, $322,200 and $113,100 was primarily due to proceeds from the exercise of stock options.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1997.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying consolidated balance sheets of Gish Biomedical, Inc. as of June 30, 1996 and 1995, and the related consolidated statements of income, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gish Biomedical, Inc. at June 30, 1996 and 1995, and the consolidated results of its operations and cash flows for each of the three years in the period ending June 30, 1996, in conformity with generally accepted accounting principles.



                                        /s/ ERNST & YOUNG LLP
                                        -----------------------------
                                            Ernst & Young LLP

Orange County, California
August 23, 1996

                          CONSOLIDATED BALANCE SHEETS

As of June 30                                                                    1996              1995
- -----------------------------------------------------------------------------------------------------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                  $  3,314,200      $  4,326,000
  Short-term investments                                                        1,031,600         2,987,700
  Accounts receivable, net of allowance for doubtful
    accounts of $180,800 in 1996 and $168,800 in 1995                           4,078,000         3,342,200
  Inventories:                                                                  7,083,700         5,561,900
  Deferred tax assets                                                             748,900           625,000
  Other assets                                                                    245,700           171,600
- -----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT ASSETS                                                       16,502,100        17,014,400
- -----------------------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST:
  Leasehold improvements                                                        2,903,500         2,860,100
  Machinery and equipment                                                       1,662,400         1,417,300
  Molds, dies and tooling                                                       3,761,800         3,106,000
  Office furniture and equipment                                                1,472,200         1,191,500
- -----------------------------------------------------------------------------------------------------------
    Total property and equipment                                                9,799,900         8,574,900
  Less accumulated depreciation                                                (5,463,200)       (4,661,700)
- -----------------------------------------------------------------------------------------------------------
    NET PROPERTY AND EQUIPMENT                                                  4,336,700         3,913,200
Other assets, net of accumulated patent amortization of $230,400 in 1996
 and $200,400 in 1995                                                             130,400           116,700
Goodwill, net of accumulated amortization of $41,800 in 1996                    1,966,800                --
- -----------------------------------------------------------------------------------------------------------
                                                                             $ 22,936,000      $ 21,044,300
===========================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Account payable                                                            $    984,500      $    944,300
  Accrued compensation and related items                                          571,800           563,400
  Accrued income taxes                                                                 --           570,900
  Other accured liabilities                                                        60,300           128,600
- -----------------------------------------------------------------------------------------------------------
    TOTAL CURRENT LIABILITIES                                                   1,616,600         2,207,200
Deferred rent                                                                     282,600           227,900
Deferred tax liabilities                                                           27,000             4,500
Commitments
SHAREHOLDERS' EQUITY:
  Preferred stock, 2,250,000 shares authorized; no shares outstanding
  Common stock, no par value, 7,500,000 shares authorized;
    3,363,444 shares issued and outstanding (3,101,129 shares in 1995)          9,828,000         7,761,800
  Note receivable - officer stock purchase                                        (50,000)          (60,000)
  Retained earnings                                                            11,231,800        10,902,900
- -----------------------------------------------------------------------------------------------------------
    TOTAL SHAREHOLDERS' EQUITY                                                 21,009,800        18,604,700
- -----------------------------------------------------------------------------------------------------------
                                                                             $ 22,936,000      $ 21,044,300
===========================================================================================================

See accompanying notes.

                        CONSOLIDATED STATEMENTS OF INCOME

Year Ended June 30                                  1996            1995            1994
- --------------------------------------------------------------------------------------------
Net sales                                        $23,022,400     $21,587,600     $21,113,500
Cost of sales                                     15,062,400      13,659,300      14,287,300
- --------------------------------------------------------------------------------------------
  GROSS PROFIT                                     7,960,000       7,928,300       6,826,200
- --------------------------------------------------------------------------------------------
OPERATING EXPENSES:
  Selling and marketing                            3,687,500       2,575,200       1,961,500
  Research and development                         1,407,500       1,124,700       1,325,600
  General and administrative                       1,892,000       1,727,300       1,633,400
  Distributor contract termination fee               701,200              --              --
- --------------------------------------------------------------------------------------------
    TOTAL OPERATING EXPENSES                       7,688,200       5,427,200       4,920,500
- --------------------------------------------------------------------------------------------
    OPERATING INCOME                                 271,800       2,501,100       1,905,700
OTHER INCOME:
  Interest income                                    267,400         256,300         105,200
- --------------------------------------------------------------------------------------------
Income before provision for taxes                    539,200       2,757,400       2,010,900
Provision for taxes based on income                  210,300       1,075,000         744,000
- --------------------------------------------------------------------------------------------
    Net income                                   $   328,900     $ 1,682,400     $ 1,266,900
============================================================================================
NET INCOME PER SHARE:
    Primary                                      $      0.10     $      0.52     $      0.41
    Fully diluted                                $      0.09     $      0.51     $      0.41
- --------------------------------------------------------------------------------------------
AVERAGE COMMON AND COMMON EQUIVALENT SHARES:
    Primary                                        3,394,600       3,217,800       3,089,600
    Fully diluted                                  3,597,400       3,290,300       3,094,000
============================================================================================

See accompanying notes.

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY

                                                                    Common Stock
                                                                    ------------
                                                       Number of                         Note          Retained
                                                         Shares         Amount        Receivable       Earnings          TOTAL
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1993                               3,001,629     $ 7,341,400     $  (100,000)     $ 7,953,600     $15,195,000
Exercise of options                                       28,500          93,100              --               --          93,100
Tax benefit of options exercised                              --          12,800              --               --          12,800
Payment on note receivable from officer                       --              --          20,000               --          20,000
Net income                                                    --              --              --        1,266,900       1,266,900
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                               3,030,129     $ 7,447,300     $   (80,000)     $ 9,220,500     $16,587,800
Exercise of options                                       71,000         302,200              --               --         302,200
Tax benefit of options exercised                              --          12,300              --               --          12,300
Payment on note receivable from officer                       --              --          20,000               --          20,000
Net income                                                    --              --              --        1,682,400       1,682,400
- ---------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                               3,101,129     $ 7,761,800     $   (60,000)     $10,902,900     $18,604,700
ISSUANCE OF STOCK FOR PURCHASE OF ASSETS, NET OF
     ISSUANCE COST                                       240,240       1,995,200              --               --       1,995,200
EXERCISE OF OPTIONS                                       22,075          62,800              --               --          62,800
TAX BENEFIT OF OPTIONS EXERCISED                              --           8,200              --               --           8,200
PAYMENT ON NOTE RECEIVABLE FROM OFFICER                       --              --          10,000               --          10,000
NET INCOME                                                    --              --              --          328,900         328,900
- ---------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1996                               3,363,444     $ 9,828,000     $   (50,000)     $11,231,800     $21,009,800
=================================================================================================================================

See accompanying notes.

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

Year Ended June 30                                              1996             1995             1994
- ---------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
    Net income                                              $   328,900      $ 1,682,400      $ 1,266,900
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation and amortization                           873,300          877,700          780,100
        Deferred rent                                            54,700           74,400           93,300
        Deferred income taxes assets                           (123,900)         (79,000)         (37,000)
        Tax benefit of options exercised                          8,200           12,300           12,800
        Changes in operating assets and liabilities:
            Accounts receivable                                (735,800)         355,500          418,800
            Inventories                                      (1,313,600)      (1,833,400)         261,700
            Other current assets                                (74,100)          10,900           12,000
            Accounts payable                                     40,200           56,400          177,700
            Deferred income taxes                                22,500               --               --
            Accrued compensation and related items                8,400          112,500           14,800
            Accrued income taxes                               (570,900)         374,600          196,300
            Other accrued liabilities                           (68,300)         110,800          (55,300)
- ---------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED (USED) BY OPERATING ACTIVITIES       (1,550,400)       1,755,100        3,142,100
- ---------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
    Purchase of short-term investments                       (1,031,600)      (2,987,700)              --
    Sale of short-term investments                            2,987,700               --               --
    Purchases of property and equipment                        (765,000)        (855,000)        (417,600)
    Proceeds from sales of equipment                                 --               --            2,400
    Purchase of other long term assets                          (43,600)         (33,500)         (22,800)
    Payment for acquisition                                    (681,700)              --               --
- ---------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED (USED)  BY INVESTING ACTIVITIES         465,800       (3,876,200)        (438,000)
- ---------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
    Proceeds from exercise of options                            62,800          302,200           93,100
    Payments on note receivable from officer                     10,000           20,000           20,000
- ---------------------------------------------------------------------------------------------------------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                  72,800          322,200          113,100
=========================================================================================================
Net increase (decrease) in cash and cash equivalents         (1,011,800)      (1,798,900)       2,817,200

Cash and cash equivalents at beginning of year                4,326,000        6,124,900        3,307,700
- ---------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                    $ 3,314,200      $ 4,326,000      $ 6,124,900
=========================================================================================================

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
=========================================================================================================
Fair value of assets acquired                               $   668,200               --               --
Excess of purchase price over net assets acquired             2,008,700               --               --
- ---------------------------------------------------------------------------------------------------------
                                                            $ 2,676,900               --               --
Common stock issued, net of issuance cost                    (1,995,200)              --               --
- ---------------------------------------------------------------------------------------------------------
Payment for acquisition                                         681,700               --               --
=========================================================================================================

See accompanying notes.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

The accompanying consolidated financial statements include the accounts of Gish Biomedical, Inc. and its wholly owned subsidiary, Gish International, Inc., a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

Certain reclassifications have been made to amounts previously reported in order to conform with the 1996 presentation on equipment, cash equivalents and other income.

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The accounting policies that affect the more significant elements of the accompanying consolidated financial statements are summarized below:

SHORT-TERM INVESTMENTS
Short term investments consists of government backed securities and short term certificates of deposit with a maturity date of less than one year.

FAIR VALUES OF FINANCIAL STATEMENTS
FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value.

INVENTORIES
Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

Year ended                           June 30, 1996              June 30, 1995
- -----------------------------------------------------------------------------
Raw materials                           $4,166,000                $2,936,700
Work in progress                         1,123,200                 1,317,900
Finished goods                           1,794,500                 1,307,300
- ----------------------------------------------------------------------------
Total inventories                       $7,083,700                $5,561,900
============================================================================

PROPERTY AND EQUIPMENT

Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:
         Leasehold improvements                      Term of lease
         Machinery and equipment                     5 years
         Molds, dies and tooling                     5 years
         Office furniture and equipment              4 - 8 years

GOODWILL AND OTHER INTANGIBLES
Goodwill resulting from acquisitions is being amortized on a straight-line basis over 10 years. The carrying value of goodwill is reviewed periodically if the facts and circumstances suggest that it may be impaired. If such review indicates that goodwill will not be recoverable, based on undiscounted estimated cash flow over the remaining amortization period, the carrying value of goodwill will be reduced by the estimated shortfalls of discounted cash flow. Other intangible assets (patents) are being amortized on the straight-line method over 6 years.

SHORT-TERM INVESTMENTS
Short-term investments of $1,031,600 reported in the balance sheet are held to maturity and are recorded at cost which approximates fair market value.

REVENUE RECOGNITION
Revenue is recognized at the time of shipment to the customer. The customer's right of return is limited to damaged or defective products.

RESEARCH AND DEVELOPMENT COSTS
Research and development costs related to the development of new products and improvements of existing products are expensed as incurred.

EARNING PER SHARE
Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the year. Common equivalent shares include the potential dilution from the exercise of stock options reduced by the number of common shares which are assumed to have been purchased with the proceeds from such exercise and the related income tax benefit. Fully diluted earnings per share assumes common shares issued for the exercise of the stock options during the period were outstanding at the beginning of the period.

STATEMENT OF CASH FLOWS
The Company paid $985,500, $781,800, and $488,000 in federal and state income tax during the years ended June 30, 1996, 1995, and 1994, respectively.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

RECENTLY ISSUED ACCOUNTING STANDARDS
In March 1995, the Financial Accounting Standards Board (FASB) issued Statement No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of" ("FAS 121"), which becomes effective for fiscal years beginning after December 15, 1995. FAS 121 requires impairment losses to be recorded on long-lived assets used in operations, or to be disposed of, when such impairment has been determined. The Company is in the process of evaluating the statement. The potential impact on the Company of adopting the new standard has not been quantified at this time.

In October 1995, the Financial Accounting Standards Board issued Statement of Accounting Standards No. 123 "Accounting for Stock Based Compensation" which must be implemented no later than fiscal 1997. The Company will elect not to adopt the new valuation method of accounting for stock based compensation, but will implement the new disclosure requirements.

2. NOTE PAYABLE
On June 30, 1996, the Company had available a secured $2,000,000 revolving credit facility bearing interest at the bank's prime rate (8.25% at June 30, 1996). The loan is secured by substantially all of the Company's assets. The line is renewable annually in October. At June 30, 1996, the revolving credit facility had no outstanding balance.

The Company is restricted from the payment of dividends, mergers or acquisitions and other material transactions without the bank's consent during the term of the line of credit. The Company was in compliance with all covenants at June 30, 1996.

3.       TAXES BASED ON INCOME
The Company utilizes the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes. Under the liability method, deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse.

A summary of the provision for taxes based on income is shown below:

Year ended June 30                  1996              1995              1994
- -------------------------------------------------------------------------------
CURRENT:
     State                      $    96,000       $   270,000       $   190,000
     Federal                        215,700           884,000           591,000
- -------------------------------------------------------------------------------
                                    311,700         1,154,000           781,000
DEFERRED:
     State                          (41,100)          (11,000)           (2,000)
     Federal                        (60,300)          (68,000)          (35,000)
- -------------------------------------------------------------------------------
                                   (101,400)          (79,000)          (37,000)
                                $   210,300       $ 1,075,000       $   744,000
===============================================================================

The provision for taxes based on income differs from the amount computed by applying the statutory federal income tax rate as follows:

Year ended June 30                        1996             1995             1994
- -----------------------------------------------------------------------------------
Income tax at statutory rate          $   183,300      $   938,000      $   684,000
State tax, net of federal benefit          38,000          171,000          123,000
Other, net                                (11,000)         (34,000)         (63,000)
- -----------------------------------------------------------------------------------
                                      $   210,300      $ 1,075,000      $   744,000
===================================================================================

Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of June 30, 1996 and 1995 are:

DEFERRED TAX ASSETS                                      1996             1995
- --------------------------------------------------------------------------------
Accounts receivable and inventory                      $287,000         $309,000
reserves                                                196,000          177,000
Inventory capitalization                                     --           43,000
California franchise taxes                               12,000               --
Book over tax depreciation                              254,000           96,000
Accrued expenses and others
- --------------------------------------------------------------------------------
Total deferred tax assets                              $749,000         $625,000
================================================================================
DEFERRED TAX LIABILITIES
Tax over book depreciation                             $     --         $  4,500
California franchise tax                                 27,000               --
- --------------------------------------------------------------------------------
Total deferred tax liabilities                         $ 27,000         $  4,500
================================================================================

4.       OPERATING LEASES

The Company is committed to a ten year operating lease for its primary office and manufacturing facilities, which commenced December 15, 1992. The Company will not fully occupy the new facility for some time and is subleasing approximately a third of the space. The Company's sublease income was $143,700, $168,300 and $101,400 for the years ended June 30, 1996 and 1995 and 1994 respectively. Rent expense for financial statement purposes is computed on a straight-line basis over the term of the initial lease. The excess of straight-line expense over cash payments during the year is shown as a deferred rent liability.

Aggregate future minimum rental payments on a cash basis required under operating leases for office and manufacturing space which have initial or remaining non-cancelable lease terms in excess of one year are as follows:

Year ending June 30,
- --------------------------------------------------------------------------------
1997                                                                   $ 754,700
1998                                                                     729,900
1999                                                                     752,700
2000                                                                     778,600
2001                                                                     809,800
Thereafter                                                             1,228,800
- --------------------------------------------------------------------------------
                                                                      $5,048,500
================================================================================

Rent expense charged to operations was $798,300, $609,000, and $608,900 for the years ended June 30, 1996, 1995 and 1994, respectively.

5.       ANALYSIS OF RESERVE ACCOUNTS

                                   Balance at Beginning  Additions Charged to                  Balance at
                                         of Year              Expense          Deductions     End of Year
- ---------------------------------------------------------------------------------------------------------
Allowance for doubtful accounts:
     June 30, 1996                      $168,800             $ 12,000                 --        $180,800
     June 30, 1995                      $144,300             $ 24,500                 --        $168,800
     June 30, 1994                      $120,000             $ 24,800           $    500        $144,300

Reserve for inventory:
     June 30, 1996                      $545,400                   --           $ 62,900        $482,500
     June 30, 1995                      $554,400                   --           $  9,000        $545,400
     June 30, 1994                      $513,800             $ 47,100           $  6,500        $554,400

6.       BENEFIT PLANS

The Company has an Officers, Directors and Key Employee Incentive Plan (the "1981 Plan") authorizing stock options, stock bonuses and cash incentive awards, and an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1987 (the "1987 Plan") authorizing stock options and rights to purchase restricted stock. Stock options granted under these Plans may be either incentive stock options as defined in the Internal Revenue Code ("incentive options"), or options that do not qualify as incentive options ("non-qualified options"). The number of shares of the Company's common stock approved for issuance under the 1981 Plan and the 1987 Plan is 487,500 and 1,000,000, respectively.

The Company realized a tax benefit of $8,200 and $12,300 in 1996 and 1995, respectively, from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. No charges have been made to income in accounting for the options.

During the year ended June 30, 1991 the Company loaned $100,000 to the President and Chairman of the Board for the exercise of Gish common stock options. A principal payment of $10,000 was made and the note was renewed during the year ended June 30, 1996. The note is secured by Company stock, bears interest at 5.5% and is due within one year.

The following table sets forth the status of stock options granted at fair market value at the date of grant under the 1981 and 1987 plans combined:

                                                     Number of Shares   Average Price Per Share
Options outstanding at June 30, 1994                          689,012                     $5.78
- -----------------------------------------------------------------------------------------------
     Granted                                                  398,625                      5.68
     Canceled                                                (224,000)                     9.34
     Exercised                                                (71,000)                     4.25
- -----------------------------------------------------------------------------------------------
Options outstanding at June 30, 1995                          792,637                      4.85
     Granted                                                   25,000                      5.75
     Canceled                                                  (1,500)                     6.38
     Exercised                                                (22,075)                     2.85
- -----------------------------------------------------------------------------------------------
Options outstanding at June 30, 1996                          794,062                     $4.94
===============================================================================================

As of June 30, 1996, 2,612,787 options had been granted of which 727,877 are exercisable. Additionally, 10,035 options remain available for grant. As of June 30, 1995, 688,767 were exercisable and 33,535 were available for grant.

The Company has a Salary Reduction Profit Sharing Plan, ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. The Company matches up to $250 of annual contribution by each qualifying employee. Total Company contributions to the Plan were $48,900, $48,800, and $45,400 for fiscal years ended June 30, 1996, 1995 and 1994, respectively.

7.       SEGMENT INFORMATION

The Company operates in one industry segment, the manufacture of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1996 the Company believes it has no significant concentrations of credit risk.

The Company derived the following percentages of its net sales from its significant distributors:

1996                        1995               1994
- ---------------------------------------------------
 2%                         18%                18%
12%                         13%                13%
 7%                         10%                10%

As of July 1, 1995 the company terminated its relationship with the distributorship to which sales were 18% in 1995 and paid a contract termination fee of $701,200 during the first quarter of fiscal 1996.

Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,758,600 in 1996, $3,481,100 in 1995, and $3,166,000 in 1994.
All sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

8.       ACQUISITION

On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the aquired assets until the closing date of the aquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through April 16, 1996 in the Company's financial statements. The Company assumed ownership of the net assets and technology aquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD currently occupies. The Company has also executed one-year employment agreements with four key employees which include provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

This acquisition has been accounted for as a purchase and resulted in the recognition of $2,008,700 of goodwill.

The following table presents the unaudited consolidated results of operations on a pro forma basis as though the acquisitions made in 1996 had occurred on July 1, 1994.

                                                       Years ended June 30
                                                   1996                  1995
- --------------------------------------------------------------------------------
Net sales                                      $23,293,000           $23,394,000
Net income                                          42,000               319,000
Earnings per share                             $       .01           $       .09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The information under the captions "Election of Directors" and "Principal Shareholders" contained in the Company's definitive proxy statement for its 1996 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the Commission within the time period specified by General Instruction G to Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The information under the caption "Executive Compensation" contained in the Proxy Statement is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The information under the caption "Principal Shareholders" contained in the Proxy Statement is incorporated herein by this reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information under the captions "Board of Directors' Affiliations" and "Management Indebtedness" contained in the Proxy Statement is incorporated herein by reference.

                                     PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(A)      (1) Financial Statement Schedules

             All financial statement schedules have been omitted because they are inapplicable or the information required thereby is included in the financial statements.

         (2) Exhibits

             The following Exhibits are filed as part of this Report:

             Exhibit
             Number                         Description
             ------                         -----------

             2.1 Asset Purchase Agreement dated September 12, 1995 between Gish Biomedical, Inc. and Creative Medical Development, Inc. Incorporated herein by reference to Exhibit 2.1 to the Company's Report on Form 8-K dated May 2, 1996 (the "Form 8-K").

             3.1 Restated Articles of Incorporation as filed with the California Secretary of State on November 9, 1981, incorporated herein by this reference to Exhibit 2(a) to the Company's Registration Statement on Form S-18, No. 2-73602LA (the "S-18 Registration Statement").

             3.2 Certificate of Amendment of Articles of Incorporation as filed with the California Secretary of State on May 19, 1982, incorporated herein by this reference to Exhibit 2(b) to the S-18 Registration Statement.

             3.3 Certificate of Amendment of Articles of Incorporation as filed with the California Secretary of State on December 19, 1988, incorporated herein by this reference to
                       Exhibit 3.3 to the Company's Report on Form 10-K for the year ended June 30, 1990.

             3.4 Certificate of Amendment of Articles of Incorporation as filed with the California Secretary of State on June 13, 1990 incorporated herein by this reference to Exhibit 3.4 to the Company's Report on Form 10-K for the year ended June 30, 1990.

             3.5 Bylaws, incorporated herein by this reference to Exhibit 2 to the S-18 Registration Statement.

             Exhibit
             Number                         Description
             ------                         -----------

             10.1* 401-K Salary Reduction Profit Sharing Plan, incorporated herein by this reference to Exhibit 10(e) to the S-18 Registration Statement.

             10.2* Officer, Director and Key Employee Incentive Plan, as amended, incorporated herein by this reference to Exhibit 10(x) to the Company's Report on Form 10-K for the year ended June 30, 1985.

             10.3* Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan-1987, as amended (the "Plan"), incorporated herein by this reference to Exhibit 4 to the Company's Registration Statement on Form S-8, No. 33-36432.

             10.4* Form of Incentive Stock Option Agreement for use with the Plan, incorporated herein by this reference to Exhibit
                       4.3 to the Company's Registration Statement on Form S-8, No. 33-19714 (the "S-8 Registration Statement")

             10.5* Form of Non-qualified Stock Option Agreement for use with the Plan, incorporated herein by this reference to
                       Exhibit 4.4 to the S-8 Registration Statement.

             10.6* Form of Restricted Common Stock Purchase Agreement for use with the Plan, incorporated herein by this reference to Exhibit 4.5 to the S-8 Registration Statement.

             10.7 Loan and Security Agreement dated November 30, 1995 between the Company and Sanwa Bank.

             10.8* Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated herein by this reference to Exhibit 3(iv) to the Company's report on Form 10-K for the year ended June 30, 1989.

             10.9 Lease dated July 8, 1992 between the Company and ISCO - Irvine North, Ltd. incorporated herein by this reference to the Company's Report on Form 10K for the year ended June 30, 1993.

             10.10 Lease dated as of April 17, 1996, between the Company and LBI, a California General Partnership.

             10.11 Registration rights agreement dated April 17, 1996, between the Company and Creative Medical Development, Inc., a Delaware Corporation.

             21.1      Subsidiaries of the Company.

- ----------------------

*Management contract or compensatory plan or arrangement.

             Exhibit
             Number                         Description
             ------                         -----------

             23        Consent of Ernst & Young LLP.

             25 Power of Attorney (included on signature page of the Annual Report on Form 10-K).

             27        Financial Data Schedule

             (B)       Reports on Form 8-K

                       A Form 8-K was filed by Gish on May 2, 1996.

                                   SIGNATURES

Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 27nd day of September 1996.


                                                GISH BIOMEDICAL, INC.


                                                By: Jeanne M. Miller
                                                    ----------------------------
                                                    Jeanne M. Miller
                                                    Executive Vice President


                                POWER OF ATTORNEY

We, the undersigned directors and officers of Gish Biomedical, Inc., do hereby constitute and appoint Jack W. Brown and Jeanne M. Miller, or both of them, our true and lawful attorneys and agents, each with power of substitution, to do any and all acts and things in our name and behalf in our capacities as directors and officers and to execute any and all instruments for us and in our names in the capacities indicated below, which said attorneys and agents or any one of them, may deem necessary or advisable to enable said corporation to comply with the Securities Exchange Act of 1934, as amended and any rules, regulations and requirements of the Securities and Exchange Commission, in connection with this Annual Report on Form 10-K, including specifically but without limitation, power and authority to sign for us or any of us in our names in the capacities indicated below, any and all amendments hereto and we do hereby ratify and confirm all that said attorneys and agents, or their substitute or substitutes, or any one of them, shall do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                 Title                          Date
JACK W. BROWN             President, Chairman            September 27, 1996
- -------------------       Chief Executive Officer
JACK W. BROWN

JEANNE M. MILLER          Vice President, Chief          September 27, 1996
- -------------------       Financial Officer, and
JEANNE M. MILLER          Corporate Secretary

RICHARD A. BRAUN
- -------------------       Director                       September 27, 1996
RICHARD A. BRAUN

RAY R. COULTER
- -------------------       Director                       September 27, 1996
RAY R. COULTER

RICHARD W. DUTRISAC
- -------------------       Director                       September 27, 1996
RICHARD W. DUTRISAC

JAMES B. GLAVIN
- -------------------       Director                       September 27, 1996
JAMES B. GLAVIN

JOHN S. HAGESTAD
- -------------------       Director                       September 27, 1996
JOHN S. HAGESTAD