Form 10-Q
period 1996-09-30
GISH BIOMEDICAL INC
filed 1996-11-14
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1996

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


                   2681 Kelvin Avenue Irvine, California 92614
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code          (714)756-5485
                                                  N/A


                     Former name, former address and former
                   fiscal year, if changed since last report.

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes x No___

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of November 11, 1996: 3,380,070

                              GISH BIOMEDICAL, INC.

                                      INDEX

PART I.       Financial Information                                                   Page
              ---------------------                                                   ----
Item 1:       Condensed Consolidated Financial Statements:

              Condensed Consolidated Balance Sheets as of                             3
              September 30, 1996 and June 30, 1996

              Condensed Consolidated Statements of Operations                         4
              for the three months ended September 30, 1996 and 1995

              Condensed Consolidated Statements of Cash Flows                         5
              for the three months ended September 30, 1996 and 1995

              Notes to Condensed Consolidated Financial Statements                    6, 7


Item 2:       Management's Discussion and Analysis of                                 8, 9, 10
              Financial Condition and Results of Operations

PART II.      Other Information
              -----------------

Item 6:       Exhibits and Reports on Form 8-K                                        10

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                       September 30, 1996        June 30, 1996
                                                       ------------------        -------------
ASSETS                                                     (unaudited)
Current assets:
     Cash and cash equivalents                            $  3,412,400            $  3,314,200
     Short-term investments                                  1,031,600               1,031,600
     Accounts receivable, net                                3,954,100               4,078,000
     Inventories                                             7,073,400               7,083,700
     Deferred income tax assets                                748,900                 748,900
     Prepaid expenses                                          310,800                 245,700
                                                          ------------            ------------

          Total current assets                              16,531,200              16,502,100

Property and equipment, at cost                              9,926,200               9,799,900
     Less accumulated depreciation                          (5,684,900)             (5,463,200)
                                                          ------------            ------------

Net property and equipment                                   4,241,300               4,336,700
Other assets                                                   127,100                 130,400
Goodwill, net of accumulated amortization                    1,917,700               1,966,800
                                                          ------------            ------------
                                                          $ 22,817,300            $ 22,936,000
                                                          ============            ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
     Accounts payable                                     $    723,500            $    984,500
     Accrued compensation and related items                    606,300                 571,800
     Accrued income taxes                                        4,600                    -
     Other accrued liabilities                                  31,800                  60,300
                                                          ------------            ------------

          Total current liabilities                          1,366,200               1,616,600

Deferred income taxes                                           27,000                  27,000
Deferred rent                                                  291,900                 282,600

Shareholders' equity:
    Preferred stock, 2,250,000 shares authorized;
      no shares outstanding
    Common stock, no par value, 7,500,000 shares
    authorized, 3,370,048 shares issued and
    outstanding (3,363,444 shares at June 30, 1996)          9,878,900               9,828,000
    Note receivable - officer stock purchase                   (40,000)                (50,000)
    Retained earnings                                       11,293,300              11,231,800
                                                          ------------            ------------
    Total shareholders' equity                              21,132,200              21,009,800
                                                          ------------            ------------

                                                          $ 22,817,300            $ 22,936,000
                                                          ============            ============

                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                            1996               1995
                                                            ----               ----
Net sales                                                $5,312,600         $5,271,200
Cost of sales                                             3,513,100          3,433,300
                                                         ----------         ----------

Gross profit                                              1,799,500          1,837,900

Selling and marketing                                       913,200            695,700
Research and development                                    347,200            256,500
General and administrative                                  491,900            380,300
Distributor contract termination fee                           -               702,000
                                                         ----------         ----------
Total operating expenses                                  1,752,300          2,034,500
                                                         ----------         ----------

Operating income (loss)                                      47,200           (196,600)

Interest income                                              53,600             58,800
                                                         ----------         ----------

Income (loss) before provision for taxes                    100,800           (137,800)
Provision (benefit) for taxes                                39,300            (53,700)
                                                         ----------         ----------

Net income (loss)                                          $ 61,500           $(84,100)
                                                         ==========         ==========

Net income (loss) per share:
Primary                                                  $      .02         $     (.03)
                                                         ==========         ==========

Fully diluted                                            $      .02         $     (.03)
                                                         ==========         ==========

Average common and common
equivalent shares:

Primary                                                   3,519,678          3,102,848
                                                         ==========         ==========

Fully diluted                                             3,588,933          3,102,848
                                                         ==========         ==========





                             See accompanying snotes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                                   (UNAUDITED)

                                                                      1996           1995
                                                                  -----------    -----------
Cash flows from operating activities:

         Net income (loss)                                        $    61,500    $   (84,100)
         Adjustments to reconcile net income (loss) to net cash
         provided by (used in) operating activities:
                  Depreciation and amortization                       278,300        187,700
                  Deferred rent                                         9,300         14,300
                  Changes in operating assets and liabilities        (181,300)    (1,232,900)
                                                                  -----------    -----------

                           Net cash provided by (used in)
                           operating activities                       167,800     (1,115,000)
                                                                  -----------    -----------
Cash flows from investing activities:

         Sale of short-term investments                                     -        978,000
         Note receivable                                                    -       (600,000)
         Purchases of property and equipment                         (126,300)      (274,100)
         Increase in other assets                                      (4,200)        (4,400)
                                                                  -----------    -----------

                  Net cash provided by (used in) investing
                  activities                                         (130,500)        99,500
                                                                  -----------    -----------
Cash flows from financing activities:

         Payment on note receivable from officer                       10,000              -
         Proceeds from stock options exercised                         50,900         14,100
                                                                  -----------    -----------

                  Net cash provided by financing activities            60,900         14,100

Net increase (decrease) in cash and cash equivalents                   98,200     (1,001,400)
Cash and cash equivalents at beginning of period                    3,314,200      2,165,800
                                                                  -----------    -----------

Cash and cash equivalents at end of period                        $ 3,412,400    $ 1,164,400
                                                                  ===========    ===========

                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)



1.       GENERAL

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 1996 and 1995, and financial position at September 30, 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1996.

         Statement of Cash Flows

         Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

Three months ended September 30,                        1996                  1995
--------------------------------                        ----                  ----
Decrease(increase) in:

Accounts receivable                                $ 123,900           $  (301,200)
Inventories                                           10,300              (624,500)
Deferred tax assets                                    -                  (123,900)
Prepaid expenses                                     (65,100)              (92,600)

Increase(decrease) in:

Accounts payable                                    (261,000)              (54,200)
Accrued compensation and related items                34,500               (63,200)
Accrued income taxes                                   4,600              (570,900)
Other accrued liabilities                            (28,500)              597,600
                                                     -------               -------

Change in operating assets and liabilities         $(181,300)          $(1,232,900)
                                                   =========           ===========

The Company paid $640,000 in Federal and State income taxes during the three month period ended September 30, 1995.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)


2.       Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows:

                     September 30, 1996        June 30, 1996
                     ------------------        -------------
Raw materials                $3,685,600           $4,166,000
Work in progress              1,673,200            1,123,200
Finished goods                1,714,600            1,794,500
                             ----------           ----------

                             $7,073,400           $7,083,700
                             ==========           ==========

3.       Earnings per share

         Earnings per share for the period ended September 30, 1996 is based upon the weighted average number of common and common equivalent shares outstanding. Common equivalent shares include the potential dilution from the exercise of stock options reduced by the number of common shares which are assumed to have been purchased with the proceeds from such exercise and the related income tax benefit. Fully diluted earnings per share assumes common shares issued for the exercise of the stock options during the period were outstanding at the beginning of the period. In the period ended September 30, 1995, the effect of common equivalent shares on net income (loss) per share is anti-dilutive and, therefore, they have not been included in the calculation.


4.       Acquisition

         On April 17, 1996 the Company acquired the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock. Additionally, the Company, entered into a one-year lease for the building which CMD formerly occupied. The Company has also executed one year employment agreements with four key employees which includes provision for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

                              GISH BIOMEDICAL, INC
                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Results of Operations: On April 17, 1996 the Company acquired the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock. Additionally, the Company, entered into a one-year lease for the building which CMD formerly occupied. The Company has also executed one year employment agreements with four key employees which includes provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

Sales for the three month period ended September 30, 1996 increased 1% from the corresponding period of fiscal 1996. Although first quarter sales were slightly higher than the corresponding period of fiscal 1996 the Company is disappointed in the rate of growth and anticipates greater increases for the remainder of the fiscal year through new product introductions. Sales attributable to CMD's products were $50,000 for the period ended September 30, 1996.

Cost of sales for the period ended September 30, 1996 was 66% of sales as compared to 65% of sales for the corresponding period of fiscal 1996. The increase in cost of sales of 1% for the period ended September 30, 1996 is primarily attributable to CMD's unabsorbed manufacturing costs of $73,000. The Company has made the decision to cease its manufacturing operations in the former CMD facility effective November 15, 1996. The Company expects to realize some manufacturing and administrative cost savings commencing with the quarter ending March 31, 1997.

Selling and marketing expenses for the period ended September 30, 1996 increased $218,000 or 31% over the corresponding period of fiscal 1996. Selling expenses related to the operation of CMD accounted for 62% of the increase. The remaining increase was due to the Company's direct sales force expansion. The Company anticipates that its selling and marketing expenses will continue to be approximately $900,000 to $1,000,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the period ended September 30, 1996 increased $91,000 over the corresponding period of fiscal 1996. Costs associated with upgrading CMD's ambulatory infusion pump product line represented the majority of the increase in expenses for the period. Additionally, the Company is actively engaged in several new product development projects, including an oxygenator, all of which will continue to require expenditures approximating $400,000 per quarter for the foreseeable future.

General and administrative expenses remained constant at 9% of total sales for the periods ended September 30, 1996 and 1995. The increase is due to expenses associated with the operation of CMD's assets and the amortization of goodwill related to the purchase of the assets. The Company anticipates general and administrative expenses to be approximately $500,000 to $600,000 per quarter for the remainder of this fiscal year.

The Company also incurred a one-time expense of $702,000 during the first quarter of fiscal 1996, which represents payments due to a former distributor as compensation for the termination of its contract with the Company.

The provision for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented.

                              GISH BIOMEDICAL, INC
                               SEPTEMBER 30, 1996


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing downward pricing pressures which are reflected in lower sales dollars.

Liquidity and capital resources: At September 30, 1996, the Company had $15,165,000 of working capital, an increase of $279,500 from working capital at June 30, 1996. The increase is primarily due to a decrease in trade accounts payable.

For the period ended September 30, 1996 cash provided by operations of $167,800 was primarily due to profitable operations and a decrease in accounts receivable. For the period ended September 30, 1995, cash used in operations of $1,115,000 was primarily due to increases in inventories, accounts receivable, and accrued liabilities offset by payment of accrued taxes.

For the period ended September 30, 1996 cash used in investing activities of $130,500 was primarily due to purchases of property and equipment for the manufacture of new products. For the period ended September 30, 1995 cash provided by investing activities of $99,500 was primarily due to sale of short-term investments offset by the advance of $600,000 to CMD and the purchase of property and equipment. The advance to CMD was in the form of a note and was secured by substantially all of CMD's assets. Such note was canceled upon the consummation of the acquisition of CMD's assets on April 17, 1996. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the MyoManager and the oxygenator.

For the period ended September 30, 1996 and 1995 cash provided by financing activities of $60,900 and $14,100, respectively, was primarily due to proceeds from the exercise of stock options.

On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. "CMD" for $600,000 in cash and 240,240 shares of the Company's common stock.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1997.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) failure to obtain U.S. Food and Drug Administration approval for its oxygenator which is currently in development, (ii) the lack of market acceptance of its redesigned MyoManager or ambulatory infusion pump, (iii) continued downward pricing

ITEM 2.         MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

pressures in the Company's targeted markets, (iv) the continued acquisition of the Company's customers by certain of its competitors and (v) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forwarding-looking statements contained herein, which speak as of the date of this Report.

PART II.          OTHER INFORMATION

Exhibits and reports on Form 8K.

Exhibit 27 -- Financial Data Schedule.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1996

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GISH BIOMEDICAL, INC.






Date: 11/13/96
      --------                           JEANNE M. MILLER
                                         ----------------
                                         JEANNE M. MILLER
                                         Chief Financial Officer