Form 10-Q
period 1996-12-31
GISH BIOMEDICAL INC
filed 1997-02-14
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1996
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                        to
                               -----------------------   ----------------------

                         Commission file number 0-10728
                                                -------

                             GISH BIOMEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


           California                                          95-3046028
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)


2681 Kelvin Avenue, Irvine California                             92614
--------------------------------------------------------------------------------
(Address of principal executive offices)                        (Zip code)


Registrant's telephone number, including area code  (714) 756-5485
                                                    --------------

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1997: 3,382,895

                             GISH BIOMEDICAL, INC.
                                     INDEX

                                                               Page
PART I.  Financial Information

Item 1:  Condensed Consolidated Financial Statements

         Condensed Consolidated Balance Sheets
         as of December 31, 1996 and June 30, 1996               3

         Condensed Consolidated Statements of
         Operations for the three and six months
         ended December 31, 1996 and 1995                        4

         Condensed Consolidated Statements of
         Cash Flows for the six months ended
         December 31, 1996 and 1995                              5

         Notes to Condensed Consolidated
         Financial Statements                                    6

Item 2:  Management's Discussion and Analysis
         of Financial Condition and Results
         of Operations.                                          8


PART II. Other Information

Item 4:  Submission of Matters to a Vote of
         Security-Holders                                       10

Item 6:  Exhibits and Reports on Form 8-K                       10

                             GISH BIOMEDICAL, INC.
                     CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                         December 31,              June 30,
                                                                            1996                    1996
                                                                        --------------         -------------
 ASSETS                                                                  (Unaudited)
 Current assets:
    Cash and cash equivalents                                             $  3,461,300           $ 3,314,200
    Short-term investments                                                   1,031,600             1,031,600
    Accounts receivable, net                                                 3,867,900             4,078,000
    Inventories                                                              7,004,700             7,083,700
    Deferred income tax assets                                                 748,900               748,900
    Prepaid expenses                                                           603,300               245,700
                                                                           -----------           -----------
                  Total current assets                                      16,717,700            16,502,100
                                                                           -----------           -----------
 Property and equipment, at cost                                            10,130,500             9,799,900
   Less accumulated depreciation                                            (5,915,400)           (5,463,200)
                                                                           -----------           -----------
 Net property and equipment                                                  4,215,100             4,336,700
 Other assets                                                                  123,900               130,400
 Goodwill, net of accumulated amortization                                   1,867,500             1,966,800
                                                                           -----------           -----------
                                                                           $22,924,200           $22,936,000
                                                                           ===========           ===========
 LIABILITIES AND SHAREHOLDERS' EQUITY

 Current liabilities:
    Accounts payable                                                       $   760,000           $   984,500
    Accrued compensation and related items                                     628,700               571,800
    Accrued income taxes                                                            --                    --
    Other accrued liabilities                                                   24,200                60,300
                                                                           -----------           -----------
                  Total current liabilities                                  1,412,900             1,616,600
                                                                           -----------           -----------
 Deferred rent                                                                 300,300               282,600
 Deferred income taxes                                                          27,000                27,000
                                                                           -----------           -----------
 Shareholders' equity:
    Preferred stock, 2,250,000  shares
             authorized; no shares outstanding
    Common stock, no par value, 7,500,000                                           --                    --
             shares authorized, 3,382,895 shares issued
             and outstanding (3,363,444 shares at
             June 30, 1996)                                                  9,928,900             9,828,000
    Note receivable - officer stock purchase                                   (30,000)              (50,000)
    Retained earnings                                                       11,285,100            11,231,800
                                                                           -----------           -----------
                  Total shareholders' equity                                21,184,000            21,009,800
                                                                           -----------           -----------
                                                                           $22,924,200           $22,936,000
                                                                           ===========           ===========

                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
             THREE AND SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                 Three months ended                  Six months ended
                                                    December 31,                       December 31,
                                            ---------------------------        -----------------------------
                                               1996             1995              1996               1995
                                            ----------       ----------        -----------       -----------
 Net sales                                  $5,340,900       $5,780,600        $10,653,500       $11,051,800
 Cost of sales                               3,658,400        3,765,300          7,171,500         7,198,600
                                            ----------       ----------        -----------       -----------
     Gross profit                            1,682,500        2,015,300          3,482,000         3,853,200
                                            ----------       ----------        -----------       -----------
 Operating expenses
    Selling and marketing                      914,600          980,100          1,827,800         1,675,800
    Research and development                   359,300          440,700            706,500           697,200
    General and administrative                 479,900          483,700            971,800           864,000
    Distributor contract
       termination fee                           --               --                --               702,000
                                            ----------       ----------        -----------       -----------
      Total operating expenses               1,753,800        1,904,500          3,506,100         3,939,000
                                            ----------       ----------        -----------       -----------
      Operating income (loss)                  (71,300)         110,800            (24,100)          (85,800)
                                            ----------       ----------        -----------       -----------
 Other income, net                              57,800           49,400            111,400           108,200
                                            ----------       ----------        -----------       -----------
 Income (loss) before provision
   for taxes                                   (13,500)         160,200             87,300            22,400
 Provision (benefit) for taxes                  (5,300)          62,400             34,000             8,700
                                            ----------       ----------        -----------       -----------
 Net income (loss)                          $   (8,200)      $   97,800        $    53,300       $    13,700
                                            ==========       ==========        ===========       ===========
 Net income (loss) per share:
    Primary                                 $       --       $     0.03        $       .02       $        --
                                            ==========       ==========        ===========       ===========
    Fully diluted                           $       --       $     0.03        $       .02       $        --
                                            ==========       ==========        ===========       ===========
 Average common and
 common equivalent shares:
    Primary                                  3,382,895        3,363,938          3,581,070         3,368,169
                                            ==========       ==========        ===========       ===========
    Fully diluted                            3,382,895        3,370,812          3,546,830         3,377,377
                                            ==========       ==========        ===========       ===========





                             See accompanying notes

                             GISH BIOMEDICAL, INC.
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                  SIX MONTHS ENDED DECEMBER 31, 1996 AND 1995
                                  (UNAUDITED)

                                                                                1996                1995
                                                                            ------------        ------------
 Cash flows from operating activities:
 Net income                                                                  $    53,300         $    13,700

 Adjustments to reconcile net income to net cash
   provided by (used in) operating activities:
   Depreciation and amortization                                                 566,500             388,200
   Deferred rent                                                                  17,700              27,700
   Changes in operating assets and liabilities                                  (272,200)         (2,297,900)
                                                                             -----------         -----------
                  Net cash provided by (used in) operating activities            365,300          (1,868,300)
                                                                             -----------         -----------
 Cash flows for investing activities:
    Sale of short-term investments                                                --               1,957,900
    Note receivable                                                               --                (600,000)
    Purchases of property and equipment                                         (330,600)           (443,000)
    Increase (decrease) in other assets                                           (8,500)             42,400
                                                                             -----------         -----------
                  Net cash provided by (used in) investing activities           (339,100)            957,300
                                                                             -----------         -----------
 Cash flows from financing activities:
    Proceeds from stock options exercised                                        100,900              27,900
    Payment on note receivable from officer                                       20,000              10,000
                                                                             -----------         -----------
                  Net cash provided by financing activities                      120,900              37,900
                                                                             -----------         -----------
 Net increase (decrease) in cash and cash equivalents                            147,100            (873,100)
                                                                             -----------         -----------
 Cash and cash equivalents at beginning of period                              3,314,200           2,165,800
                                                                             -----------         -----------
 Cash and cash equivalents at end of period                                  $ 3,461,300         $ 1,292,700
                                                                             ===========         ===========





                             See accompanying notes

                             GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               DECEMBER 31, 1996
                                  (UNAUDITED)

1.     General

       The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended December 31, 1996 and 1995, financial position at December 31, 1996, and cash flows for the six month periods ended December 31, 1996 and 1995, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Registrant's consolidated financial statements and the notes thereto included in the Registrant's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1996.

       Statement of Cash Flows

       Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

       Six months ended December 31,                                         1996              1995
       -----------------------------                                      ----------        -----------
       (Increase) decrease in:
          Accounts receivable                                              $ 210,100        $  (502,100)
          Inventories                                                         79,000           (878,700)
          Prepaid expenses                                                  (357,600)          (651,800)
       Increase (decrease) in:
          Accounts payable                                                  (224,500)           104,300
          Accrued compensation and related items                              56,900            (64,900)
          Accrued income taxes                                                 --              (570,900)
          Other accrued liabilities                                          (36,100)           266,200
                                                                           ---------        -----------
       Changes in operating assets and liabilities                         $(272,200)       $(2,297,900)
                                                                           =========        ===========

       The Company paid $184,700 and $937,500 in Federal and State income taxes during the six month periods ended December 31, 1996 and 1995, respectively.

                             GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               DECEMBER 31, 1996
                                  (UNAUDITED)
2.     Inventories

       Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                              December 31, 1996        June 30,1996
                                              -----------------        ------------
         Raw materials                           $3,377,100             $4,166,000
         Work in progress                         1,381,200              1,123,200
         Finished goods                           2,246,400              1,794,500
                                                 ----------             ----------
                                                 $7,004,700             $7,083,700
                                                 ==========             ==========

3.     Earnings per share

       Earnings per share is based on the weighted average number of common and common equivalent shares outstanding during the period. Common equivalent shares include the potential dilution from the exercise of stock options and warrants, and where dilutive, reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments. Fully diluted earnings per share reflects additional dilution from the assured exercise of the dilutive common stock options at the beginning of the period.

4.     Acquisition

       On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and assumed management of the assets and the risks and rewards from operation of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through December 31, 1996 in the Company's financial statements. Additionally, the Company upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. During the quarter ended December 31, 1996 the Company ceased to utilize the building for manufacturing and anticipates it will be released from the lease sometime in February 1997.

       The Company had also executed one year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria. As of December 31, 1996, 10,875 such shares were issued. During the quarter ended December 31, 1996 two of those key employees were terminated for cause. Additionally, a third employee under contract resigned effective February 15, 1997. The Company has no reason to believe that the loss of these employees will negatively affect the performance of the assets acquired.

                              GISH BIOMEDICAL, INC
                               DECEMBER 31, 1996

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and assumed management of the assets and the risks and rewards from operation of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through December 31, 1996 in the Company's financial statements. Additionally, the Company upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. During the quarter ended December 31, 1996 the Company ceased to utilize the building for manufacturing and anticipates it will be released from the lease sometime in February 1997.

The Company had also executed one year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria. As of December 31, 1996, 10,875 such shares were issued. During the quarter ended December 31, 1996 two of those key employees were terminated. The Company has no reason to believe that the loss of these employees will negatively affect the performance of the assets acquired. Additionally, a third employee under contract resigned effective February 15, 1997.

The Company expects to realize approximately $100,000 in pretax savings per quarter as a result of these operational changes with respect to the assets acquired from CMD.

Sales for the three and six month periods ended December 31, 1996 decreased by $440,000 or 8% and $398,000 or 4% respectively over the corresponding periods of fiscal 1996. The decreases in sales for the three and six month periods ended December 31, 1996 were due primarily to decreases in sales of the ambulatory infusion pump acquired from CMD.

Cost of sales for the three month period ended December 31, 1996 was 68% of sales as compared to 65% of sales for the corresponding period of fiscal 1996. Cost of sales for the six month period ended December 31, 1996 was 67% of sales as compared to 65% of sales for the corresponding period of fiscal 1996. The increase in cost of sales for the three and six month periods ended December 31, 1996 is primarily attributable to reduced absorption of manufacturing costs at CMD aggregating $60,000 and $160,000, respectively, resulting from decreased sales of the ambulatory infusion pump manufactured at that location and to increasing price competition in the cardiovascular surgery market.

Selling and marketing expenses for the three month period ended December 31, 1996 remained constant at 17% of total sales as compared with the corresponding period of fiscal 1996. Selling and marketing expenses for the six month period ended December 31, 1996 increased $152,000 or 9% over the corresponding period of fiscal 1996 due to the operation of CMD. The Company anticipates that its selling and marketing expenses will continue to be approximately $900,000 to $1,000,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the three month period ended December 31, 1996 decreased $81,000 or 18% compared to the corresponding period in fiscal 1996 and increased $9,000 or 1% for the six month period ended December 31, 1996 over the corresponding periods of fiscal 1996. The Company is actively engaged in several new product development projects, including an oxygenator, all of which will continue to require expenditures approximating $350,000 per quarter for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses increased to 9% of sales as compared to 8% of sales for the corresponding periods of fiscal 1996. The increases are due to lower sales volumes and the amortization of excess purchase price associated with the purchase of the assets of CMD of approximately $50,000 per quarter. The Company anticipates that general and administrative expenses should approximate $450,000 per quarter for the remainder of the fiscal year.

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

Liquidity and capital resources: At December 31, 1996, the Company had $15,305,000 of working capital, an increase of $419,000 from working capital at June 30, 1996. The increase is primarily due to cash provided by operating activities.

For the period ended December 31, 1996 cash provided by operations of $365,300 was primarily due to operating income offset by increased prepaids and payment of trade payables. For the period ended December 31, 1995, cash used in operations of $1,868,300 was primarily due to increases in inventories, accounts receivable and payment of accrued taxes. Increases in inventories were primarily due to a commitment to stocking higher levels of finished goods related to our direct sales efforts and acquisition of component inventory for new products such as MyoManager (TM), the oxygenator, and the ambulatory infusion pumps. Increases in accounts receivable were due to increases in sales and the timing of those sales during the quarter.

For the period ended December 31, 1996 cash used by investing activities of $339,100 was primarily due to the purchase of property and equipment for use in the manufacture of the Company's soon to be released oxygenator. For the period ended December 31, 1995 cash provided by investing activities was primarily due to sale of short-term investments offset by the advance of $600,000 to CMD and the purchase of property and equipment. The advance to CMD was in the form of a note and was secured by substantially all of CMD's assets. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the MyoManager and the oxygenator.

For the periods ended December 31, 1996 and 1995 cash provided by financing activities of $120,900 and $37,900 was primarily due to proceeds from the exercise of stock options.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the periods ended December 31, 1996 and 1995 cash provided by financing activities of $120,900 and $37,900 was primarily due to proceeds from the exercise of stock options.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1997.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) failure to obtain U.S. Food and Drug Administration approval for its oxygenator which is currently in development, (ii) the lack of market acceptance of its redesigned MyoManager or ambulatory infusion pump, (iii) continued downward pricing pressures in the Company's targeted markets, (iv) the continued acquisition of the Company's customers by certain of its competitors and (v) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forwarding-looking statements contained herein, which speak as of the date of this Report.

PART II.   OTHER INFORMATION

ITEM 4.    Submission of Matters to a Vote of Security-Holders.

The Company held its annual meeting of Shareholders ("Annual Meeting") on November 13, 1996. At the Annual Meeting the Shareholders voted upon the following two proposals: (1) the election of all directors for the ensuing year (proposal one); (2) the ratification of the selection of Ernst & Young, LLP as the Company's auditors for 1997 (proposal two). The number of votes cast for or withheld for each of the Directors were: Jack W. Brown 3,057,836 and 29,222; Richard A. Braun 3,056,836 and 30,222; Ray R. Coulter 3,059,336 and 27,722;
Richard W. Dutrisac 3,053,536 and 33,522; James B. Glavin 3,055,636 and 31,422; James S. Hagestad 3,059,836 and 27,222, respectively. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for proposals two were: 3,064,250, 14,850, and 7,958 respectively.

ITEM 6.    Exhibits and reports on Form 8K.
           None.

                             GISH BIOMEDICAL, INC.
                               DECEMBER 31, 1996



SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 14th day of February 1997.


GISH BIOMEDICAL, INC.


Date: February 14, 1997                    By:   /s/ JACK W. BROWN
                                                --------------------------------
                                                JACK W. BROWN
                                                Chairman and President




Date: February 14, 1997                     By:   /s/ JEANNE MILLER
                                                --------------------------------
                                                JEANNE MILLER
                                                V.P. and Chief Financial Officer