Form 10-Q
period 1997-03-31
GISH BIOMEDICAL INC
filed 1997-05-15
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             ----------------------

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997
                                        --------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                   to
                                        -----------------    ------------------

         COMMISSION FILE NUMBER 0-10728
                                -------


                              GISH BIOMEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                                     95-3046028
--------------------------------------------------------------------------------
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                            Identification Number)

2681 Kelvin Avenue, Irvine, California                          92614
--------------------------------------------------------------------------------
(Address of principal executive offices)                      (Zip code)

Registrant's telephone number, including area code  (714) 756-5485
                                                    --------------


                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)


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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 9, 1997 were 3,430,145.

                              GISH BIOMEDICAL, INC.

                                      INDEX

                                                                     Page
                                                                     ----
PART I.    Financial Information

           Item 1:   Condensed Consolidated Financial Statements

                     Condensed Consolidated Balance Sheets
                     as of March 31, 1997 and June 30, 1996            3

                     Condensed Consolidated Statements of
                     Operations for the three and nine months
                     ended March 31, 1997 and 1996                     4

                     Condensed Consolidated Statements of
                     Cash Flows for the nine months ended
                     March 31, 1997 and 1996                           5

                     Notes to Condensed Consolidated
                     Financial Statements                              6

           Item 2:   Management's Discussion and Analysis
                     of Financial Condition and Results
                     of Operations.                                    9

PART II.   Other Information

           Item 6:   Exhibits and Reports on Form 8-K                 11

                              GISH BIOMEDICAL, INC.

                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                March 31, 1997    June 30, 1996
                                                                --------------    -------------
                                                                 (Unaudited)
ASSETS
------
    Current assets:
       Cash ................................................     $  3,576,800      $  3,314,200
       Short-term investments ..............................        1,031,600         1,031,600
       Accounts receivable, net ............................        3,682,400         4,078,000
       Inventories .........................................        6,930,400         7,083,700
       Deferred income tax assets ..........................          748,900           748,900
       Prepaid expenses ....................................          352,000           227,400
       Prepaid taxes .......................................          313,500            18,300
                                                                 ------------      ------------
           Total current assets ............................       16,635,600        16,502,100
                                                                 ------------      ------------
    Property and equipment, at cost ........................       10,246,400         9,799,900
    Less accumulated depreciation ..........................       (6,144,700)       (5,463,200)
                                                                 ------------      ------------
    Net property and equipment .............................        4,101,700         4,336,700
    Other assets ...........................................          119,000           130,400
    Goodwill, net ..........................................        1,824,200         1,966,800
                                                                 ------------      ------------
                                                                 $ 22,680,500      $ 22,936,000
                                                                 ============      ============
    LIABILITIES AND SHAREHOLDERS' EQUITY
    Current liabilities:
       Accounts payable ....................................     $    707,100      $    984,500
       Accrued compensation and related items ..............          574,900           571,800
       Accrued income taxes ................................               --                --
       Other accrued liabilities ...........................           19,400            60,300
                                                                 ------------      ------------
           Total current liabilities .......................        1,301,400         1,616,600
                                                                 ------------      ------------
    Deferred rent ..........................................          308,800           282,600
    Deferred income taxes ..................................           27,000            27,000
                                                                 ------------      ------------
    Shareholders' equity:
       Preferred stock, 2,250,000 shares
          authorized; no shares outstanding
       Common stock, no par value, 7,500,000
         shares authorized, 3,387,145 shares issued
         and outstanding (3,363,444 shares at June 30, 1996)        9,944,100         9,828,000
       Note receivable - officer stock purchase ............          (30,000)          (50,000)
       Retained earnings ...................................       11,129,200        11,231,800
                                                                 ------------      ------------
           Total shareholders' equity ......................       21,043,300        21,009,800
                                                                 ------------      ------------
                                                                 $ 22,680,500      $ 22,936,000
                                                                 ============      ============


                             See accompanying notes

                              GISH BIOMEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTHS ENDED MARCH 31, 1997 AND 1996 (UNAUDITED)

                                                        Three months ended                 Nine months ended
                                                            March 31,                          March 31,
                                                 ------------------------------     ------------------------------
                                                     1997              1996             1997              1996
                                                 ------------      ------------     ------------      ------------
Net sales ..................................     $  5,132,800      $  6,000,200     $ 15,786,300      $ 17,052,000
Cost of sales ..............................        3,683,100         3,982,600       10,854,600        11,181,200
                                                 ------------      ------------     ------------      ------------
       Gross profit ........................        1,449,700         2,017,600        4,931,700         5,870,800
                                                 ------------      ------------     ------------      ------------
Operating expenses
   Selling and marketing ...................          979,600           994,200        2,807,400         2,670,000
   Research and development ................          309,000           354,300        1,015,500         1,051,500
   General and administrative ..............          466,200           515,700        1,438,000         1,379,700
   Distributor contract termination fee ....               --                --               --           702,000
                                                 ------------      ------------     ------------      ------------
     Total operating expenses ..............        1,754,800         1,864,200        5,260,900         5,803,200
                                                 ------------      ------------     ------------      ------------
     Operating (loss) income ...............         (305,100)          153,400         (329,200)           67,600
                                                 ------------      ------------     ------------      ------------
Interest income ............................           49,600            93,400          161,000           201,600
                                                 ------------      ------------     ------------      ------------
Income (loss) before provision for taxes ...         (255,500)          246,800         (168,200)          269,200
Provision for taxes ........................          (99,600)           96,300          (65,600)          105,000
                                                 ------------      ------------     ------------      ------------
Net income (loss) ..........................     $   (155,900)     $    150,500     $   (102,600)     $    164,200
                                                 ============      ============     ============      ============
Earnings (loss) per share:
   Primary net income (loss) ...............     $      (0.05)     $       0.05     $      (0.03)     $       0.05
   Fully diluted net income (loss) .........     $      (0.05)     $       0.05     $      (0.03)     $       0.05
                                                 ============      ============     ============      ============
Average common and common equivalent shares:
   Primary .................................        3,383,509         3,329,903        3,378,179         3,354,834
   Fully diluted ...........................        3,383,509         3,330,730        3,330,730         3,363,698
                                                 ============      ============     ============      ============



                             See accompanying notes

                             GISH BIOMEDICAL, INC.

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1997 AND 1996
                                   (UNAUDITED)

                                                                1997             1996
                                                            -----------      -----------
Cash flows from operating activities:
Net income (loss) .....................................     $  (102,600)     $   164,200
Adjustments to reconcile net income to net cash
  provided by operating activities:
  Depreciation and amortization .......................         854,700          590,600
  Deferred rent .......................................          26,200           41,200
  Changes in operating assets and liabilities .........        (186,100)      (3,089,200)
                                                            -----------      -----------
       Net cash provided (used) by operating activities         592,200       (2,293,200)
                                                            -----------      -----------
Cash flows from investing activities:
   Sale of short-term investments .....................              --        2,947,300
   Note receivable ....................................              --         (600,000)
   Purchases of property and equipment ................        (446,500)        (669,800)
   (Increase) decrease in other assets ................         (19,200)         (74,200)
                                                            -----------      -----------
       Net cash provided (used) by investing activities        (465,700)       1,603,300
                                                            -----------      -----------
Cash flows from financing activities:
   Proceeds from stock options exercised ..............         116,100           51,000
   Repayment of stockholder's loan ....................          20,000           10,000
                                                            -----------      -----------
       Net cash provided by financing activities ......         136,100           61,000
                                                            -----------      -----------
Net increase (decrease) in cash and cash equivalents ..         262,600         (628,900)
                                                            -----------      -----------
Cash and cash equivalents at beginning of period ......       3,314,200        2,165,800
                                                            -----------      -----------
Cash and cash equivalents at end of period ............     $ 3,576,800      $ 1,536,900
                                                            ===========      ===========



                             See accompanying notes

                              GISH BIOMEDICAL, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1997
                                   (UNAUDITED)

1.     General
       -------

       The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 1997 and 1996, financial position at March 31, 1997, and cash flows for the nine month periods ended March 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Balance sheet information as of June 30, 1996 has been derived from the Company's audited financial statements. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Registrant's financial statements and the notes thereto included in the Registrant's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1996.

       Statement of Cash Flows
       -----------------------

       Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:


                                                 Nine months ended March 31,
                                                 ---------------------------
                                                    1997            1996
                                                 ----------     ------------
(Increase) decrease in:
   Accounts receivable ....................      $ 395,600      $  (940,300)
   Inventories ............................        153,300       (1,082,900)
   Prepaid expenses .......................       (124,600)        (247,800)
   Prepaid taxes ..........................       (295,200)        (269,400)
                                                 ---------      -----------
Increase (decrease) in:
   Accounts payable .......................       (277,400)        (107,000)
   Accrued compensation ...................          3,100            5,700
   Accrued income taxes ...................             --         (570,900)
   Accrued liabilities ....................        (40,900)         123,400
                                                 ---------      -----------
Changes in operating assets and liabilities      $(186,100)     $(3,089,200)
                                                 =========      ===========

       The Company paid $213,100 and $937,500 in Federal and State income taxes during the nine month periods ended March 31, 1997 and 1996, respectively.

                              GISH BIOMEDICAL, INC.

                                 MARCH 31, 1997
                                   (UNAUDITED)

2.     Inventories
       -----------

       Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                      March 31, 1997         June 30,1996
                                      --------------         ------------
       Raw materials ..............     $3,995,800            $4,166,000
       Work in progress ...........      1,162,000             1,123,200
       Finished goods .............      1,772,600             1,794,500
                                        ----------            ----------
                                        $6,930,400            $7,083,700
                                        ==========            ==========


3.     Earnings per share
       ------------------

       Earnings per share is based on the weighted average number of common and, where dilutive, common equivalent shares outstanding during the period. Common equivalent shares include the potential dilution from the exercise of stock options and warrants, reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments. Fully diluted earnings per share reflects additional dilution, from the assumed exercise of the dilutive common stocks options at the beginning of the period.

       In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share.

4.     Acquisition
       -----------

       On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and on September 13, 1995 the Company assumed management of the assets and the risks and rewards from operation of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired in the Company's financial statements from September 13, 1995. Additionally, the Company, upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. During the quarter ended December 31, 1996 the Company ceased to utilize the building for manufacturing and was released from the lease as of February 28, 1997.

                              GISH BIOMEDICAL, INC.

                                 MARCH 31, 1997

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

                                 MARCH 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and on September 13, 1995 the Company assumed management of the assets and the risks and rewards from operation of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired in the Company's financial statements from September 13, 1995. Additionally, the Company upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. During the quarter ended December 31, 1996 the Company ceased to utilize the building for manufacturing and was released from the lease as of February 28, 1997. The Company had also executed one year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria. As of December 31, 1996, 10,875 such shares had been issued. During the quarter ended December 31, 1996 two of those key employees were terminated for cause. Additionally, a third employee under contract resigned effective February 15, 1997. The Company has no reason to believe that the loss of these employees will negatively affect the performance of the assets acquired.

Sales for the three and nine month periods ended March 31, 1997 decreased by $867,000 or 14% and $1,266,000 or 7%, respectively, over the corresponding periods of fiscal 1996. The decreases in sales for the three and nine month periods ended March 31, 1997 were due to primarily to average selling price erosion within the cardiovascular device market of approximately 3%, lost business due to the acquisition of several perfusion customers by Baxter Healthcare and what management believes to be temporary declines in infusion pump sales.

Cost of sales for the three month period ended March 31, 1997 was 72% of sales as compared to 66% of sales for the corresponding period of fiscal 1996. Cost of sales for the nine month period ended March 31, 1997 was 69% of sales as compared to 66% of sales for the corresponding period of fiscal 1996. Cost of sales as a percentage of total sales increased due to average selling price erosion of approximately 3% and inadequate absorption of fixed overhead expenses due to inadequate sales volume during the third quarter of fiscal 1997.

Selling and marketing expenses for the quarter ended March 31, 1997 decreased $15,000 or 1% over fiscal 1996 due to decreased commissions on lower sales volumes. Selling and marketing expenses for the nine month period ended March 31, 1997 increased $137,000 or 5% over the corresponding period of fiscal 1996 due to increased international and infusion pump marketing efforts. The Company anticipates that its selling and marketing expenses will continue to be approximately $900,000 to $1,000,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the three and nine month periods ended March 31, 1997 decreased $45,000 and $36,000, respectively, over the corresponding periods of fiscal 1996 primarily due to elimination of engineering personnel associated with the cessation of operations of the former CMD facility. The Company is actively engaged in several new product development projects, including an oxygenator, all of which will continue to require expenditures approximating $300,000 per quarter for the foreseeable future.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

General and administrative expenses decreased $50,000 for the quarter ended March 31, 1997 over the previous fiscal year due primarily to cessation of operations at the former CMD facility, offset by increased amortization expense. General and administrative expenses increased $58,000 for the nine month period ended March 31, 1997 compared to fiscal 1996. The increase was primarily due to amortization of excess purchase price associated with the assets acquired from CMD of approximately $50,000 per quarter offset by savings associated with the cessation of operations at the former CMD facility and termination of related employment contracts.

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

Liquidity and capital resources: At March 31, 1997, the Company had $15,334,000 of working capital, an increase of $448,000 from working capital at June 30, 1996. The increase is primarily due to cash provided by operating activities.

For the period ended March 31, 1997 cash provided by operations of $592,000 was primarily due to decreases in accounts receivable and offset by increased prepaid expenses and payments of trade payables. The decrease in accounts receivable was due primarily to a decrease in sales for the period. For the period ended March 31,1996 cash used in operations of $2,293,000 was primarily due to increases in inventories and accounts receivables. The increase in inventory was due to the company having committed to higher stocking levels of finished goods, related to our direct sales efforts and acquisition of component inventory for new products such as the MyomanagerTM, the oxygenator, and the ambulatory infusion pumps. Increases in accounts receivable were due to increases in sales and the timing of those sales during the quarter.

For the period ended March 31, 1997 cash used by investing activities of $466,000 was primarily due to the purchase of research and development test equipment and the upgrading of the Company's computer networking system. For the period ended March 31, 1996 cash provided by investing activities was primarily due to the sale of short-term investments offset by the advance of $600,000 to CMD and the purchase of property and equipment. The advance to CMD was in the form of a note and was secured by substantially all of CMD's assets. This note has subsequently been rolled into the purchase price on April 17, 1996. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the MyoManager and the oxygenator.

For the periods ended March 31, 1997 and 1996 cash provided by financing activities of $136,000 and $61,000 were primarily due to proceeds from the exercise of stock options.

                              GISH BIOMEDICAL, INC.

                                 MARCH 31, 1997

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in the Quarterly Report on Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the lack of market acceptance of its ambulatory infusion pump, (ii) continued downward pricing pressures in the Company's targeted markets, (iii) the continued acquisition of the Company's customers by certain of its competitors and (iv) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on the actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this Report.

PART II.     Other Information
             -----------------

ITEM 6.      Exhibits and reports on Form 8K.

             27  Financial Data Schedule.

                              GISH BIOMEDICAL, INC.

                                 MARCH 31, 1997



                                   SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 14th day of May 1997.

                                          GISH BIOMEDICAL, INC.

Date:  May 14, 1997                       By:   /s/ JEANNE MILLER TARAZEVITS
                                              ----------------------------------
                                                    Jeanne Miller Tarazevits
                                                V.P. and Chief Financial Officer