Form 10-K405
period 1997-06-30
GISH BIOMEDICAL INC
filed 1997-09-29
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1997
                                                    -------------
                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10728

                             GISH BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)

            CALIFORNIA                                    95-3046028
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

                               2681 Kelvin Avenue
                            Irvine, California 92614
          (Address of principal executive offices, including zip code)

       Registrant's telephone number, including area code: (714) 756-5485

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:
                              Title of each class
                           No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K [X]

On September 15, 1997 the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $16,293,189 (computed using the closing price of $4.75 per share of Common Stock as of September 15, 1997 as reported by NASDAQ).

There were 3,430,145 shares of the registrant's common stock, no par value, outstanding on September 15, 1997.

DOCUMENTS INCORPORATED BY REFERENCE

DOCUMENT                                    WHERE INCORPORATED
--------                                    ------------------

Portions of Proxy Statement for the
1997 Annual Meeting of Shareholders         Part III, Items 10, 11, 12 and 13

                             GISH BIOMEDICAL, INC.

                                     INDEX



Part I:                                                                 Page
  Item 1. Business                                                       3
  Item 2. Properties                                                    14
  Item 3. Legal Proceedings                                             14
  Item 4. Submission of Matters to a Vote of Security Holders           14

Part II:

  Item 5. Market for Registrant's Common Equity and Related
          Shareholder Matters                                           14
  Item 6. Selected Financial Data                                       15
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                           17
  Item 8. Financial Statements and Supplementary Data                   19
  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                           31

Part III:

  Item 10. Directors and Executive Officers of the Registrant           31
  Item 11. Executive Compensation                                       31
  Item 12. Security Ownership of Certain Beneficial Owners
           and Management                                               32
  Item 13. Certain Relationships and Related Transactions               32

Part IV:

  Item 14. Exhibits, Financial Statement Schedules and
           Reports on Form 8-K                                          32


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

ACQUISITIONS

In April 1996, Gish acquired infusion pump technology from Creative Medical Development, Inc. ("CMD").

PRODUCTS

Following is a brief description of Gish's present principal products.

CUSTOM CARDIOVASCULAR TUBING SYSTEMS - During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to a heart-lung machine which oxygenates the blood and returns it to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear MediflexTM tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors which service such hospitals. The Company also assembles custom tubing sets for several competitive medical device manufacturers under private label agreements.

Custom tubing set sales were approximately $8,985,400, $9,643,200, and $8,254,500 in fiscal 1997, 1996, and 1995 respectively (equal to 43%, 42% and 38% of net sales, respectively, in each of such years).

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

CARDIOTOMIES - Cardiac suction is a technique employed in open-heart surgery to recover shed blood in the chest cavity and return it to the patient. The use of this technique reduces the requirements for whole blood replacement from donor sources, thereby reducing risk of blood compatibility problems and blood-borne viral diseases such as AIDS and hepatitis.

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

Cardiotomy sales were approximately $1,910,200, $1,971,100 and $2,439,100 for fiscal years ended June 30, 1997, 1996 and 1995 respectively (equal to 9%, 9% and 11% of net sales, respectively, in each such years).

VISION(TM) OXYGENATOR-An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient's blood. The development process of this project was delayed when the Company increased the acceptable performance standards for its design in October 1995. The Company expects it's Vision(TM) oxygenator to be available for market in the second quarter of fiscal 1998.

As a life sustaining device used during open heart surgery, Vision's design allows consistent performance, day after day. Vision is assembled in Gish's clean rooms using state of the art equipment and biocompatible materials, and then each unit is 100% leak tested before shipment.

Vision's gas transfer performance is excellent, dependable and capable of maintaining the oxygen demands of patients of all sizes for periods of up to six hours.

Vision's unique air separation channel utilizes an arterial outlet pressure gradient and the natural buoyancy of air to minimize the passage of gaseous emboli towards the patient. Unwanted emboli are safely purged for safe venting back to the reservoir. Through studies at an independent testing facility, Vision's air handling abilities were proven superior to competitive devices.

Vision also eliminates common difficulties associated with other oxygenators. The blood ports are oriented on one side, gas and water on the other to reduce contamination. Different sized gas inlet and outlet ports resolve any gas line confusion. Angled water ports allow Vision's heat exchanger to drain, minimizing the creation of water puddles on the floor. During long pump runs, a fluid dam and evacuation port divert condensation away from the gas scavenge port. Finally, a protective rib below the blood inlet port prevents any contact between the port and the floor.

The Company's Vision oxygenator is currently being sold in selected accounts both domestically and internationally. The Company anticipates full market release of this product during the second quarter of fiscal 1998. The Company believes that the Vision oxygenator's superior air handling capabilities should provide the Company with a competitive advantage in the oxygenator market place.

VENOUS RESERVOIRS-A venous reservoir is a device used to pool, filter and defoam blood prior to its introduction to the oxygenator. Gish offers a variety of venous reservoirs, including some which incorporate the capacity for autologous transfusion post surgically. The Company also has several products which incorporate the functions of cardiotomy, venous reservoir, post surgical blood collection and blood reinfusion devices. This functional bundling is usually cost effective for the hospital.

CAPVRF45- The Company's new CAPVRF45 hardshell venous reservoir combines a 360(degree) rotational, top-entry 1/2" inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. Gish has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF45 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4500 ml, the CAPVRF45 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

The CAPVRF45 is a perioperative device, capable of operating in both the Operating Room and Recovery Room. Following surgery, through a simple conversion process, the CAPVRF45 collects blood shed from the chest cavity and removes unwanted debris before the filtered blood is reinfused back into the patient. Blood recovery and autotransfusion through the CAPVRF45's closed system limits hospital staff exposure to potential blood infections. Recovered blood may be reinfused continuously, intermittently, or not at all, in support of all patient's religious beliefs, including Jehovah's witnesses. The CAPVRF45's dual role means fewer homologous blood products are needed, further reducing surgical costs and improving patient safety.

With an estimated 80% of the market using hardshell reservoirs, the combination of the Vision oxygenator and CAPVRF45 reservoir provides the Company with the products to effectively meet the needs of the 320,000 open heart procedures performed in the U.S. and the 600,000 procedures performed worldwide annually.

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

Gish has developed a complete line of cardioplegia delivery systems. Multiple systems are required for this technique due to varying physician preferences. Gish's original offerings for this procedure were a series of reservoirs with a recirculation valve (CPS) and a series of cooling coils (CCS series). The Company has since developed a line of cardioplegia systems and heat exchangers designed to utilize a blood and potassium mixture and allow the surgeon to quickly change the temperature delivered to the patient.

Gish upgraded its CPS series of reservoirs with the CPS Plus(R) which was introduced in fiscal 1993. Cardioplegia system sales were approximately $3,999,600, $4,611,200, and $4,979,500 for fiscal year 1997, 1996, and 1995 respectively (equal to 19%, 20%, and 23% of net sales respectively, in each of such years).

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

The product line includes sterile single, dual and triple lumen catheters and accessories sold in kits. The triple lumen catheters which permits three substances to be administered through the same catheter was introduced during fiscal 1997. In 1993, the Company introduced an enhancement to its Hemed(TM) catheter line, the CathCap(TM). The CathCap(TM) reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

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

Catheter and port sales were approximately $1,106,500, $960,500, and $1,005,600 for fiscal year 1997, 1996, and 1995 respectively (equal to 5%,4%, and 5% of net sales respectively, in each of such years).

INFUSION PUMPS - The acquisition of the EZ Flow infusion pump technology from CMD in fiscal 1996 complements the Company's line of vascular access devices. The EZ Flow 480's unique microprocessor-based design accommodates continuous, intermittent, total parenteral nutrition ("TPN") and patient controlled analgesia therapies ("PCA"). The EZ Flow 480's menu-driven software features multi-view programming screens, lending itself to simple operation. The pump's automatic calculation software automatically verifies and corrects infusion rate and dosage intervals. The EZ Flow 480 performs complex dosage requirements such as tapered TPN administration, time delayed antibiotic therapy, and PCA with continuous basal infusion.

EZ Flow sales were approximately $253,400, and $720,700 for fiscal years 1997 and 1996, respectively (equal to 1%, and 3% of net sales respectively, in each of such years).

ORTHOFUSER - The patented Orthofuser(TM) is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

Orthofuser sales were approximately $1,222,700, $1,107,100 and $1,269,900 for fiscal year 1997, 1996, and 1995 respectively (equal to 6%, 5%, and 6% of net sales respectively, in each of such years).

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

Following the enactment of the Medical Device Amendments of 1976 to the Act, ("Amendments") the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes --Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, the pre-market notification ("510(k)") process, and adherence to FDA-mandated good manufacturing practices ("GMP"). Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls together with special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

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

RESEARCH AND DEVELOPMENT
Gish is actively engaged in many research and development programs. The objectives of these programs are to develop new products in the areas of the medical device industry in which it is already engaged, to enhance its competitive position and to develop new products for other medical device markets. Gish's major projects currently under development include a myocardial management system, the MyoManager(TM), a pediatric oxygenator and related pediatric cardiovascular accessories, a hemoconcentrator, and cardiovascular coated circuit technology. Additionally, the Company has a project in process to enhance and add functionality to its existing StatSat, oxygen saturation monitor, and develop a unique vascular access port, the Trans-Q-Port. Concurrently, the Company is working on the next generation infusion pump and enhancements to other existing products.

The Company received FDA market approval for the MyoManager(TM) myocardial management system in June 1995, then released the MyoManager(TM) for clinical trials during the third quarter of fiscal 1996. The initial trials of the device indicated a need for the redesign of certain portions of the system, which is still in process.

Gish's research and development expenditures for the years ended June 30, 1997, 1996, and 1995 were $1,345,400, $1,407,500, and $1,124,700 respectively.

MARKETING AND DISTRIBUTION
Domestically the Company distributes its products through a combination of direct sales representatives and specialty medical distributors. In September 1997, two of these dealers announced plans to represent a competing product line effective December 1997. Accordingly, the Company will be expanding its direct sales force during the second quarter of fiscal 1998.

The Company will introduce the Vision Oxygenator to those domestic geographic regions which are represented by direct salespersons and distributors who do not currently sell a competitive oxygenator. Both of the distributors who will terminate their relationship with the Company represented competing oxygenators; consequently the Company will be able to introduce its oxygenator in a larger geographic region than was originally planned.

Internationally the Company is represented by specialty medical distributors in over fifty countries around the world. The Company's international sales represented 18% of total sales. International sales of the Company's new Vision Oxygenator commenced in September 1997.

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

Gish is obligated under agreements entered into in 1988 to pay a royalty equal to 4% of the net sales of its thoracostomy kit, the Thoraguide, and to pay royalties equal to 5% of the net sales of its dual use uterine monitoring catheter, AmCath, to Dr. Neil Semrad and to Dr. Levy and Dr. Rosenwieg respectively.

Gish is obligated to pay a royalty equal to 5% of the net sales of the Robiscek dual channel suction wand, RBS-2 to Dr. Francis Robiscek.

Gish is obligated to pay a royalty equal to 5% of the net sales of its MyoManager(TM), myocardial management system to CardioPulmonary Services.

The Company's aggregate royalty expenses were $54,100, $55,800, and $49,900 for the years ended June 30, 1997, 1996 and 1995, respectively.

WORKING CAPITAL AND FINANCING OF OPERATIONS
Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

Gish entered into a Loan and Security Agreement, (the "Agreement") with Sanwa Bank in 1995, providing for loans up to $4,000,000 in the form of short term advances under a revolving credit arrangement. The Agreement is renewable on October 31, 1997. Advances to Gish under the Agreement bear interest at the bank's prime rate. Sanwa Bank has been granted a security interest in substantially all of Gish's assets to secure repayment of amounts borrowed by Gish under the Agreement.

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

At June 30, 1997 the Company had no funds borrowed under the revolving credit line, nor did the Company utilize the line during fiscal 1997.

CUSTOMER INFORMATION
The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1997 the Company believes it has no significant concentrations of credit risk.

The Company derived the following percentages of its net sales from its significant distributors:



1997   1996    1995
----   ----    ----     -----------------------------
 1%      2%     18%     Kol Bio Medical, Inc.
15%     12%     13%     Specialized Medical Systems
 7%      7%     10%     CardioVascular Concepts, Inc.


As of June 30, 1995 the Company terminated its relationship with Kol Bio Medical Inc. In September 1997, the Company was informed by both Specialized Medical Systems and CardioVascular Concepts that they were electing to terminate their distributor relationships with the Company effective December 1997.

BACKLOG
Almost all of Gish's products are repetitive purchase, single use disposable products, which are shipped shortly after receipt of a customer's purchase order. Therefore, Gish believes that both the Company and it's distributors generally maintain an adequate finished goods inventory to fulfill the customer's needs on demand. Therefore, Gish believes that the backlog of orders at any given point in time is not indicative of the Company's future level of sales.

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

EMPLOYEES
As of June 30, 1997, Gish had 240 full-time employees, of whom 27 were engaged in field sales and sales management, 186 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees are represented by a labor union.

INTERNATIONAL OPERATIONS
Sales to foreign customers, primarily in Europe and Asia, were approximately $3,864,700, $3,758,600 and $3,481,100 in the years ended June 30, 1997, 1996, and 1995, respectively (equal to 18%, 16% and 16% of net sales, respectively, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk of currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

RISK FACTORS

THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

THIS REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS. IN LIGHT OF THE IMPORTANT FACTORS THAT CAN MATERIALLY AFFECT RESULTS, INCLUDING THOSE SET FORTH IN THIS PARAGRAPH AND BELOW, THE INCLUSION OF FORWARD-LOOKING INFORMATION HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY MAY ENCOUNTER COMPETITIVE, TECHNOLOGICAL, FINANCIAL AND BUSINESS CHALLENGES MAKING IT MORE DIFFICULT THAN EXPECTED TO CONTINUE TO DEVELOP AND MARKET ITS PRODUCTS; THE MARKET MAY NOT ACCEPT THE COMPANY'S EXISTING AND FUTURE PRODUCTS; THE COMPANY MAY BE UNABLE TO RETAIN EXISTING KEY MANAGEMENT PERSONNEL; AND THERE MAY BE OTHER MATERIAL ADVERSE CHANGES IN THE COMPANY'S OPERATIONS OR BUSINESS. CERTAIN IMPORTANT FACTORS AFFECTING THE FORWARD-LOOKING STATEMENTS MADE HEREIN INCLUDE, BUT ARE NOT LIMITED TO (I) FAILURE TO THE COMPANY'S VISION(TM) OXYGENATOR IN ONGOING FIELD TRIALS, (II) FAILURE OF THE COMPANY TO SUCCESSFULLY REDESIGN THE MYOMANAGER TO MEET CUSTOMER EXPECTATIONS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE COMPANY'S TARGETED MARKETS, (IV) THE CONTINUED ACQUISITION OF THE COMPANY'S CUSTOMERS BY CERTAIN OF ITS COMPETITORS, (V) THE SUCCESS OF THE COMPANY'S DIRECT SALES FORCE IN CERTAIN GEOGRAPHIC TERRITORIES, AND (VI) THE FAILURE OF THE COMPANY TO SUCCESSFULLY REESTABLISH THE EZ FLOW PUMPS IN THE MARKETPLACE. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, PRODUCT DEVELOPMENT AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK AS OF THE DATE OF THIS FORM 10K.

COMPETITION
The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices which compete with devices manufactured by the Company, including Bentley Laboratories, a division of Baxter Health Care Corporation, Bard Cardiopulmonary, Inc., a division of C.A. Bard, Inc., COBE Laboratories, Inc., Sorin Biomedical, Inc., a unit of Fiat Italy,

Medtronic, Inc. and Stryker Surgical. Most of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF DECLINING AVERAGE SELLING PRICES
The Company is currently facing and may continue to face increasing pricing pressures from its current and future competitors, especially from competitors in the cardiovascular surgery products market. As a result of such pressures, the Company has been forced to lower the prices of certain of its products in order to maintain market share. There can be no assurance that the Company will be able to maintain its market share in the cardiovascular surgery products market in the face of continuing pricing pressures. Over time, the average selling prices for the Company's products may continue to decline as the markets for these products continues to become more competitive. Any material reduction in the prices for the Company's products would negatively affect the Company's gross margin and would require the Company to increase unit sales in order to maintain net sales.

RISK OF MARKET WITHDRAWAL OR PRODUCT RECALL
Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. There can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. However, there can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations.

The Company has in the recent past undertaken a voluntary recall of its ambulatory infusion pumps. There can be no assurance that the Company will be able to successfully take corrective actions with respect to these pumps, nor can there be any assurance that any such corrective actions will not force the Company to incur significant costs. In addition, there can be no assurance that the current recall or any future recalls will not cause the Company to face increasing scrutiny from its customers, which could cause the Company to lose market share or incur substantial costs in order to maintain existing market share.

RISKS ASSOCIATED WITH EXTENSIVE GOVERNMENT REGULATION
The manufacture and sale of medical devices, including products currently sold by the Company and the Company's other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the California Department of Health Services ("CDHS"). In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) premarket notification or approval of a more extensive submission known as a premarket approval ("PMA") application. In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if premarket clearance or approval is obtained at all. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

Sales of medical devices outside of the United States are subject to international regulatory requirements that vary from country to country. The time required to obtain approval for sales internationally may be longer or shorter than that required for FDA clearance or approval, and the requirements may differ. The Company has entered into distribution agreements for the foreign distribution of its products. These agreements generally require that the foreign distributor is responsible for obtaining all necessary regulatory approvals in order to allow sales of the Company's products in a particular country. There can be no assurance that the Company's foreign distributors will be able to obtain approval in a particular country for any future products of the Company.

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses. In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to applicable FDA regulations regarding good manufacturing practices ("GMP") and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including FDA and CDHS, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant premarket clearance or premarket approval for devices, withdrawal of clearances or approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

There can be no assurance that the Company will be able to obtain FDA 510(k) clearance or PMA approval for its potential products or other necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE
The manufacture and sale of medical products entail significant risk of product liability claims. There can be no assurance that the Company's existing annual insurance coverage limits of $5 million per occurrence and $5 million in the aggregate will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage as products under development are successfully commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO NEW PRODUCT DEVELOPMENT
The Company's growth is dependent in part on the design and development of new products in the medical device industry. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial conditions and results of operations.

DEPENDENCE UPON KEY PERSONNEL
The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees would have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel.

RISKS ASSOCIATED WITH HEALTHCARE REFORM PROPOSALS
Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. The Clinton administration has expressed a continuing commitment to increasing access to healthcare for the uninsured, and both the President and the Congress have expressed interest in controlling the escalation of healthcare expenditures and using healthcare reimbursement policies to help control the federal deficit. Potential reforms proposed over the last several years have included mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes in the healthcare delivery system. In addition, some states in which the Company operates are also considering various healthcare reform proposals. The Company anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on the Company's business, operating results or financial condition. In addition, the actual announcement of reform proposals and the investment community's reaction to such proposals, as well as announcements by competitors and third-party payors of their strategies to respond to such initiatives, could produce volatility in the trading and market price of the Common Stock.

RISKS ASSOCIATED WITH ENVIRONMENTAL COMPLIANCE
In the ordinary course of its manufacturing process, the Company uses solvents and isopropyl alcohol which are stored on-site. The waste created by the use of these products is transported off-site on a regular basis by a state-registered waste hauler. Although the Company is not aware of any claim involving violation of environmental or occupational safety and health laws and regulations, there can be no assurance that such a claim may not arise in the future, which may have a material adverse effect on the Company.

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS
The Company's directors and executive officers, in the aggregate, beneficially own approximately 24% of the Company's outstanding Common Stock. These shareholders, if acting together, would be able to control substantially all matters requiring approval by the shareholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

ADVERSE EFFECTS OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK
The Board of Directors of the Company is authorized to issue, from time to time, without any action on the part of the Company's shareholders, up to 1,500,000 shares of Preferred Stock in one or more series, with such relative rights, preferences, privileges and restrictions as are determined by the Board of Directors at the time of issuance. Accordingly, the Board of Directors is empowered to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In the event of such issuance, the Preferred Stock could be utilized as a method of discouraging, delaying or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS
The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events and factors. In addition, the stock market has experienced extreme price and volume fluctuations which have affected the market price for any companies for reasons frequently unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate any cash dividends in the future.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the year ended June 30, 1997.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's common stock is traded on the NASDAQ National Market System under the symbol GISH. The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported on the NASDAQ National Market System.


                                    FISCAL 1997               FISCAL 1996
QUARTER ENDED                    HIGH          LOW         HIGH          LOW
------------------------------------------------------------------------------

September 30                    $7.63        $5.25        $9.25        $7.13
December 31                      7.75         6.00         9.25         7.38
March 31                         7.25         5.38         8.38         6.25
June 30                          5.63         4.38         7.38         5.75


The Company has not previously paid any dividends on its common stock and does not anticipate that it will do so in the foreseeable future. As of September 20, 1997, there were approximately 500 holders of record of the Company's common stock.

ITEM 6.  SELECTED FINANCIAL DATA


Year ended June 30,
In thousands, except per share data        1997         1996        1995        1994        1993
------------------------------------   --------     --------    --------    --------    --------
INCOME STATEMENT DATA:

Net sales                              $ 21,127     $ 23,022    $ 21,588    $ 21,114    $ 21,065
Selling and marketing                     3,955        3,688       2,575       1,962       1,739
Research and development                  1,345        1,408       1,125       1,326         850
General and administrative                2,005        1,892       1,727       1,633       1,727
Distributor contract termination fee         --          701          --          --          --
Goodwill impairment                       1,824           --          --          --          --
Net income (loss)                      ($ 1,927)    $    329    $  1,682    $  1,267    $  1,783

PER SHARE AMOUNTS:
Primary net income (loss) per share    $   (.57)    $    .10    $    .52    $    .41    $    .54
Primary weighted average shares           3,390        3,395       3,218       3,090       3,311

BALANCE SHEET DATA:
Cash and cash equivalents              $  3,977     $  3,314    $  4,326    $  6,125    $  3,308
Total assets                             21,159       22,936      21,044      18,299      16,477
Working capital                          15,665       14,886      14,807      13,206      11,376
Current ratio                            12.5:1       10.2:1       7.7:1       9.5:1      10.3:1
Shareholders' equity                     19,348       21,010      18,605      16,588      15,195
Book value per share                       5.64         6.25        6.00        5.47        5.06
Return (loss) on average equity             (10%)          2%          9%          8%         13%



SELECTED QUARTERLY FINANCIAL DATA

                                                     June 30     Mar. 31      Dec. 31      Sept. 30
In thousands, except per share data   Fiscal 1997      1997        1997         1996         1996
----------------------------------------------------------------------------------------------------

Net sales                                            $ 5,341     $ 5,133     $ 5,341      $ 5,313
Gross profit                                           1,812       1,450       1,683        1,800
Goodwill impairment                                    1,824          --          --           --
Income (loss) before income taxes                     (1,984)       (255)        (14)         101
Net income (loss)                                     (1,825)       (156)         (8)          62
Net income (loss) per share:                            (.54)       (.05)         --          .02
Average common and common equivalent shares:           3,420       3,384       3,383        3,520



                                                      June 30     Mar. 31     Dec. 31      Sept. 30
In thousands, except per share data   Fiscal 1996       1996        1996*       1995         1995
-----------------------------------------------------------------------------------------------------
Net sales                                            $ 5,970     $ 6,000     $ 5,781      $ 5,271
Gross profit                                           2,089       2,018       2,015        1,838
Distributor contract termination fee                      --          --          --          701
Income (loss) before income taxes                        270         247         160         (138)
Net income (loss)                                        165         151          98          (84)
Net income (loss) per share:                             .02         .05         .03         (.03)

Average common and common equivalent shares:           3,484       3,330       3,364        3,373


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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the aquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through April 16, 1996 in the Company's financial statements. The Company assumed ownership of the net assets and technology aquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD occupied. The Company also executed one-year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

In November 1996, two of the former CMD employees were terminated for cause.
In February 1997, the Company was released from its lease obligation for the northern California facility and ceased operations in that facility.
Total shares issued to former CMD employees under the employment contracts were 13,876. During the fourth quarter, due to the low level of infusion pump sales and negative cash flow projections, the Company determined that the unamortized goodwill of $1,824,200 associated with the purchase of the infusion pump from CMD had little, if any future value. Accordingly, the Company recorded a charge to earnings to write-off the unamortized balance.

Sales for the year ended June 30, 1997 decreased by $1,895,500 or 8% as compared to fiscal 1996. The decrease was primarily due to the acquisition by Baxter, Inc. of several perfusion service groups which were previously customers of the Company, average selling price declines for cardiac surgery products and low level of infusion pump sales due to software problems that have recently been corrected. Sales attributable to the EZ Flow infusion products were $253,400 for the period ended June 30, 1997.

In September 1997, the Company was informed by both Specialized Medical Systems
(SMS) and CardioVascular Concepts (CVC) that they were electing to terminate their distributor relationships with the Company effective December 1997.

For the fiscal year ended, June 30, 1997 SMS and CVC represented 15% and 7% of the Company's total sales, respectively. However, the two distributors only accounted for 12% and 5%, respectively, of the Company's gross profit for the same period.

The Company intends to engage, during the second quarter of fiscal 1998, a direct sales force of approximately seven persons to replace the two distributor sales organizations. The Company expects to retain a substantial portion of the existing business at higher margins and expects improved market penetration for its non-cardiovascular products.

However, the conversion of these territories to direct sales representation should afford the Company better marketing opportunities with respect to its new oxygenator. Gish had previously excluded these two territories from its initial marketing plan for the launch of its new Vision(TM) oxygenator, scheduled for October 1997, because these distributors represented a competing oxygenator product. With the conversion of these territories to a direct sales force, the Company will be able to sell the Vision(TM) in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors without limitations.

Sales for year ended June 30, 1996 increased by $1,434,800 or 7% over fiscal 1995. The increase was due primarily to increases in cardiovascular surgery sales. Sales attributable to the EZ Flow infusion products were $720,700 for the period ended June 30, 1996.

Cost of sales for the year ended June 30, 1997 was 68% of sales as compared to 65% of sales for the year ended June 30, 1996. The increse in cost of sales is primarily due to decreases in cardiovascular average selling prices and an unfavorable product mix.

Cost of sales for the year ended June 30, 1996 was 65% of sales as compared to 63% of sales for the year ended June 30, 1995. Fiscal 1996 costs increased due to increases in overhead related to the maintenance of a separate manufacturing facility for the EZ Flow infusion pumps and rework associated with that product line of $279,600.

Selling and marketing expenses for the year ended June 30, 1997 increased $267,000 or 7% over fiscal 1996 due to increased salaries and commission expenses related to the Company's direct sales force. The Company currently has plans to expand its direct sales force within the United States commencing the second quarter of fiscal 1998. The Company anticipates that its selling and marketing expenses will increase during the second and third quarters of fiscal 1998 as the Company adds several new sales positions for the new direct territories and incurs additional marketing expenses associated with the launch of its new Vision oxygenator.

Selling and marketing expenses for the year ended June 30, 1996 increased $1,112,300 or 43% over fiscal 1995. Selling expenses related to the EZ Flow infusion pumps accounted for approximately a third of the increase. The remaining increase was due to the Company's direct sales force expansion in the southeastern United States.

Research and development expenses for the year ended June 30,1997 remained constant at 6% of sales as compared to fiscal 1996. The Company is actively engaged in several new product development projects, including the oxygenator, finalizing the MyoManager(TM) and the next generation infusion pump all of which will continue to require expenditures of approximating $400,000 per quarter for the foreseeable future.

Research and development expenses for the year ended June 30, 1996 increased $282,800 over fiscal 1995. Costs associated with upgrading CMD's ambulatory infusion pump product line represent the majority of the increase in expense over fiscal 1995.

General and adminsitratve expenses increased $112,800 over the year ended June 30, 1996. The increase was due to amortization of goodwill of $150,700 for fiscal 1997 as compared to $41,800 in fiscal 1996. General and administrative expenses were 8% of sales in 1996 and 1995. The Company expects general and administrative expenses to be no more than $500,000 per quarter for the next fiscal year.

During the fourth quarter, due to the lack of infusion pump sales and cash flow projections, the Company determined that the unamortized goodwill of $1,824,200 associated with the purchase of the infusion pump from CMD had little if any future value. Accordingly, the Company recorded a charge to earnings for the unamortized balance.

The Company also incurred a one-time expense of $701,200 during the first quarter of fiscal 1996, which represented payments due to a former distributor as compensation for the termination of its contract with the Company.

The provision for taxes is based upon a combined federal and state effective tax rate of 39% for fiscal years 1996 and 1995. The Company recognized a tax benefit equal to 10.5% of pre-tax loss in fiscal 1997; this benefit is less than the combined federal and state statuatory rate due to the establishment of a valuation allowance against a substantial portion of the deferred tax asset resulting from the write-off of goodwill.

Quarterly per share amounts in 1996 are not directly additive for the periods presented due to fluctuations in weighted average shares outstanding. These fluctuations are attributable to the issuance of shares for the purchase of the EZ Flow infusion pump, the exercise of stock options and the use of the treasury stock method for determining the number of outstanding options to be included as common stock equivalents. These fluctuations are more significant when there are substantial variations in the market price of the Company's common stock.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

Liquidity and capital resources: At June 30, 1997, the Company had $15,665,200 of working capital, an increase of $779,700 from working capital at June 30, 1996. The increase is primarily due to cash generated by operations, net of property and equipment purchases.

For the period ended June 30, 1996 cash used by operations of $1,558,600 was primarily due to increased inventories, increased accounts receivable and payment of accrued taxes. Increases in inventories were primarily due to a commitment to stocking higher levels of finished goods, related to our direct sales efforts and acquisition of component inventory for new products such as MyoManager(TM), the oxygenator, and the ambulatory infusion pumps. Increases in accounts receivable were due to increases in sales and the timing of those sales during the quarter. For the period ended June 30, 1995, cash provided by operations of $1,742,800 was primarily due to profitable operations.

For the period ended June 30, 1997 cash used by investing activities of $604,400 was primarily due to the purchase of property and equipment, specifically production equipment and tooling for new products. For the period ended June 30, 1996 cash provided by investing activities of $465,800 was primarily due to the sale of short-term investments offset by purchases of property and equipment and the cash used for the acquisition of the EZ Flow technology of $681,700. Purchases of property and equipment were primarily tooling purchases to manufacture inventory associated with new products such as the MyoManager(TM) and the oxygenator. For the period ended June 30, 1995 cash used by investing activities of $3,876,200 was primarily due to the purchase of property and equipment and short-term investments.

For the periods ended June 30, 1997, 1996 and 1995 cash provided by financing activities of $180,700, $81,000, and $334,500 was primarily due to proceeds from the exercise of stock options and the tax benefit thereof.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1997.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         REPORT OF INDEPENDENT AUDITORS


Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying consolidated balance sheets of Gish Biomedical, Inc. as of June 30, 1997 and 1996, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gish Biomedical, Inc. at June 30, 1997 and 1996, and the consolidated results of its operations and its cash flows for each of the three years in the period ending June 30, 1997, in conformity with generally accepted accounting principles.

Orange County, California
August 15, 1997                                          /s/ ERNST & YOUNG LLP

                           CONSOLIDATED BALANCE SHEETS


As of June 30                                                        1997             1996
==========================================================================================
ASSETS
CURRENT ASSETS:
 Cash and cash equivalents                                 $   3,977,100    $   3,314,200
 Short-term investments                                        1,031,600        1,031,600
 Accounts receivable, net of allowance for doubtful
  accounts of $187,300 in 1997 and $180,800 in 1996
                                                               3,970,100        4,078,000
Inventories                                                    6,698,700        7,083,700
Deferred tax assets                                              646,000          721,900
Other assets                                                     380,000          245,700
------------------------------------------------------------------------------------------
   TOTAL CURRENT ASSETS                                       16,703,500       16,475,100
------------------------------------------------------------------------------------------
PROPERTY AND EQUIPMENT, AT COST:
 Leasehold improvements                                        2,910,800        2,903,500
 Machinery and equipment                                       1,877,600        1,662,400
 Molds, dies and tooling                                       3,938,900        3,761,800
 Office furniture and equipment                                1,659,600        1,472,200
------------------------------------------------------------------------------------------
  Total property and equipment                                10,386,900        9,799,900
 Less accumulated depreciation                                (6,374,100)      (5,463,200)
------------------------------------------------------------------------------------------
   NET PROPERTY AND EQUIPMENT                                  4,012,800        4,336,700
Deferred tax assets                                              194,000              --
Other assets, net of accumulated patent
 amortization of $260,400 in 1997
 and $230,400 in 1996                                            117,700          130,400
Goodwill, net of accumulated amortization
 of $41,800 in 1996                                                    0        1,966,800
------------------------------------------------------------------------------------------
                                                           $  21,028,000    $  22,909,000
------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
 Account payable                                           $      729,400   $     984,500
 Accrued compensation and related items                           533,700         571,800
 Other accrued liabilities                                         99,700          60,300
------------------------------------------------------------------------------------------
   TOTAL CURRENT LIABILITIES                                   1,362,800        1,616,600
Deferred rent                                                    317,300          282,600
Commitments
SHAREHOLDERS' EQUITY:
 Preferred stock, 2,250,000 shares authorized;
  no shares outstanding
 Common stock, no par value, 7,500,000 shares
  authorized; 3,430,145 shares issued and outstanding
  (3,363,444 shares in 1996)                                  10,078,300        9,828,000
 Note receivable - officer stock purchase                        (35,000)         (50,000)
 Retained earnings                                             9,304,600       11,231,800
------------------------------------------------------------------------------------------
   TOTAL SHAREHOLDERS' EQUITY                                 19,347,900       21,009,800
------------------------------------------------------------------------------------------
                                                           $  21,028,000    $  22,909,000
------------------------------------------------------------------------------------------


See accompanying notes

                      CONSOLIDATED STATEMENT OF OPERATIONS


YEAR ENDED JUNE 30                                            1997             1996            1995
====================================================================================================
Net sales                                              $21,126,900      $23,022,400     $21,587,600
Cost of sales                                           14,383,500       15,062,400      13,659,300
----------------------------------------------------------------------------------------------------
 Gross profit                                            6,743,400        7,960,000       7,928,300
----------------------------------------------------------------------------------------------------
OPERATING EXPENSES:
 Selling and marketing                                   3,954,500        3,687,500       2,575,200
 Research and development                                1,345,400        1,407,500       1,124,700
 General and administrative                              2,004,800        1,892,000       1,727,300
 Goodwill impairment                                     1,824,200                0               0
 Distributor contract termination fee                            0          701,200               0
 Interest income                                           233,300          267,400         256,300
----------------------------------------------------------------------------------------------------
Income (loss) before provision for taxes                (2,152,200)         539,200       2,757,400
Provision (benefit) for income taxes                      (225,000)         210,300       1,075,000
 Net income (loss)                                     $(1,927,200)     $   328,900     $ 1,682,400

Net Income (loss) per share                            $     (0.57)     $      0.10     $      0.52


Average common and common equivalent shares              3,389,600        3,394,600       3,217,800
====================================================================================================


See accompanying notes

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                          Common Stock
                                                       Number
                                                         of                              Note          Retained
                                                       Shares           Amount        Receivable       Earnings            Total
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1994                               3,030,129    $  7,447,300    $    (80,000)    $  9,220,500     $ 16,587,800
Exercise of options                                       71,000         302,200               0                0          302,200
Tax benefit of options exercised                               0          12,300               0                0           12,300
Payment on note receivable from officer                        0               0          20,000                0           20,000
Net income                                                     0               0               0        1,682,400        1,682,400
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1995                               3,101,129    $  7,761,800    $    (60,000)    $ 10,902,900     $ 18,604,700
----------------------------------------------------------------------------------------------------------------------------------
Issuance of stock for purchase of assets, net
of issuance cost                                         240,240       1,995,200               0                0        1,995,200
Exercise of options                                       22,075          62,800               0                0           62,800
Tax benefit of options exercised                               0           8,200               0                0            8,200
Payment on note receivable from officer                        0               0          10,000                0           10,000
Net income                                                     0               0               0          328,900          328,900
----------------------------------------------------------------------------------------------------------------------------------
Balance at June 30, 1996                               3,363,444    $  9,828,000    $    (50,000)    $ 11,231,800     $ 21,009,800
----------------------------------------------------------------------------------------------------------------------------------
ISSUANCE OF STOCK PER EMPLOYMENT AGREEMENT                13,876          84,600               0                0           84,600
EXERCISE OF OPTIONS                                       52,825         128,000               0                0          128,000
TAX BENEFIT OF OPTIONS EXERCISED                               0          37,700               0                0           37,700
PAYMENT ON NOTE RECEIVABLE FROM OFFICER                        0               0          15,000                0           15,000
NET LOSS                                                       0               0               0       (1,927,200)      (1,927,200)
----------------------------------------------------------------------------------------------------------------------------------
BALANCE AT JUNE 30, 1997                               3,430,145    $ 10,078,300    $    (35,000)    $  9,304,600     $ 19,347,900
----------------------------------------------------------------------------------------------------------------------------------


See accompanying notes

                      CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended June 30                                             1997            1996            1995
------------------------------------------------------------------------------------------------------
OPERATING ACTIVITIES:
 Net income (loss)                                        $(1,927,200)   $    328,900      $ 1,682,400
 Adjustments to reconcile net income
  to net cash provided by operating
  activities:
 Depreciation                                                 910,900         801,500          847,700
 Amortization                                                 172,600          71,800           30,000
 Issuance of stock per employment contracts                    84,600              --               --
 Impairment of goodwill                                     1,824,200              --               --
 Deferred rent                                                 34,700          54,700           74,400
 Deferred income taxes                                       (118,000)       (101,400)         (79,000)
 Changes in operating assets and liabilities                  104,800      (2,714,100)        (812,700
------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  OPERATING ACTIVITIES                                      1,086,600      (1,558,600)       1,742,800
------------------------------------------------------------------------------------------------------
INVESTING ACTIVITIES:
 Purchase of short-term investments                                --      (1,031,600)      (2,987,700)
 Sale of short-term investments                                    --       2,987,700              --
 Purchases of property and equipment                         (587,000)       (765,000)        (855,000)
 Purchase of other long term assets                           (17,400)        (43,600)         (33,500)
 Payment for acquisition                                           --        (681,700)             --
------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED (USED) BY
  INVESTING ACTIVITIES                                       (604,400)        465,800       (3,876,200)
------------------------------------------------------------------------------------------------------
FINANCING ACTIVITIES:
 Proceeds from exercise of options                            128,000          62,800          302,200
 Tax benefit of options exercised                              37,700           8,200           12,300
 Payments on note receivable from officer                      15,000          10,000           20,000
------------------------------------------------------------------------------------------------------
 NET CASH PROVIDED BY FINANCING ACTIVITIES                    180,700          81,000          334,500
------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and
 cash equivalents                                             662,900      (1,011,800)      (1,798,900)

Cash and cash equivalents at beginning of year              3,314,200       4,326,000        6,124,900
------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $ 3,977,100     $ 3,314,200      $ 4,326,000
------------------------------------------------------------------------------------------------------

SUPPLEMENTAL SCHEDULE OF NONCASH
 INVESTING ACTIVITIES
------------------------------------------------------------------------------------------------------
Fair value of assets acquired                             $       --      $   668,200               --
Excess of purchase price over net assets acquired                 --        2,008,700               --
------------------------------------------------------------------------------------------------------
                                                                          $ 2,676,900
Common stock issued, net of issuance cost                         --       (1,995,200)              --
------------------------------------------------------------------------------------------------------
Payment for acquisition                                           --      $   681,700               --
------------------------------------------------------------------------------------------------------

See accompanying notes

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         The accompanying consolidated financial statements include the accounts of Gish Biomedical, Inc. and its wholly owned subsidiary, Gish International, Inc., a foreign sales corporation. All significant intercompany accounts and transactions have been eliminated.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

         The accounting policies that affect the more significant elements of the accompanying consolidated financial statements are summarized below:

         SHORT-TERM INVESTMENTS
         Short-term investments of $1,031,600 reported in the balance sheet are held to maturity and are recorded at cost which approximates fair market value. Short-term investments consists of government backed securities and short-term certificates of deposit with a maturity date of less than one year.

         FAIR VALUES OF FINANCIAL INSTRUMENTS
         FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair values of cash and equivalents, accounts receivable and accounts payable at June 30, 1997 and 1996 approximated their carrying amounts due to the relatively short maturity of these items.

         INVENTORIES
         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

         Year ended                  June 30, 1997      June 30, 1996
         ------------------------------------------------------------

         Raw materials                  $3,529,800         $4,166,000
         Work in progress                1,225,800          1,123,200
         Finished goods                  1,943,100          1,794,500
         ------------------------------------------------------------
         Total inventories              $6,698,700         $7,083,700
         ============================================================


         PROPERTY AND EQUIPMENT
         Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

         Leasehold improvements                   Term of lease
         Machinery and equipment                  5 years
         Molds, dies and tooling                  5 years
         Office furniture and equipment           4 - 8 years

         GOODWILL AND OTHER INTANGIBLES
         Goodwill resulting from acquisitions represents the excess of the purchase price over the fair value of net assets acquired and is being amortized on a straight line basis over 10 years. Other intangible assets (patents) are being amortized on the straight-line method over 6 years.

         The carrying value of goodwill is reviewed periodically to determine if any impairment indicators are present. If such review indicates that goodwill will not be recoverable based on undiscounted estimated cash flow over the remaining amortization period, the carrying value of goodwill will be reduced by the estimated shortfalls of discounted cash flow.

         During the fourth quarter, the Company reviewed the goodwill resulting from acquisition of the assets and technology of the ambulatory infusion pumps (see Note 11) because sales for the pump and related products in 1997 were only a quarter million dollars. In addition, the Company incurred additional marketing and selling expenses of $560,000 as well as $145,000 in engineering expenses related to the ambulatory infusion pumps. The foregoing factors resulted in a negative cash flow for the pump product line. The Company is in process of improving the product, but due to its prior poor performance, the Company is uncertain as to the possible effect of these actions. Given current negative margins, management believes it is unlikely that margins will improve in the near future nor will the product line generate positive cash flows. Accordingly, the Company recorded an impairment of goodwill of $1.8 million in fiscal 1997 to write-off goodwill associated with this product line.

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

         In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earning per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined the impact of Statement 128 will be on the calculation of earnings per share, but it is not expected to be material.

         STATEMENT OF CASH FLOWS


         Changes in operating assets
          and liabilities                               1997          1996           1995

           Accounts Receivable                        107,900      (735,800)        355,500
           Inventories                                385,000    (1,313,600)     (1,833,400)
           Other current assets                      (134,300)      (74,100)         10,900
           Accounts Payable                          (255,100)       40,200          56,400
           Accrued compensation and related items     (38,100)        8,400         112,500
           Accrued income taxes                             -      (570,900)        374,600
           Other accrued liabilities                   39,400       (68,300)        110,800
                                                  -----------------------------------------
         Net change in operating assets
          and liabilities                             104,800    (2,714,100)       (812,700)


         The Company paid $214,500, $985,500, and $781,800 in federal and state income tax during the years ended June 30, 1997, 1996, and 1995, respectively.

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         STOCK OPTIONS
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Account for Stock Issued to Employees" (APB25) and related Interpretation in accounting for its employee stock options because, as discussed in Note 7, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         RECLASSIFICATIONS
         Certain amounts in the consolidated financial statements have been reclassified to conform to presentations adopted in 1997.

2.       CREDIT FACILITY
         On June 30, 1997, the Company had available a secured $4,000,000 revolving credit facility bearing interest at the bank's prime rate (8.50% at June 30, 1997). The loan is secured by substantially all of the Company's assets. The line is renewable annually in October. At June 30, 1997, the revolving credit facility had no outstanding balance.

         The Company is restricted from the payment of dividends, mergers or acquisitions and other material transactions without the bank's consent during the term of the line of credit. The Company was in compliance with all covenants at June 30, 1997.

3.       ANALYSIS OF RESERVE ACCOUNTS

                                          Balance at         Additions Charged                       Balance at
                                       Beginning of Year         to Expense          Deductions      End of Year
         --------------------------------------------------------------------------------------------------------
         Allowance for doubtful
         accounts:
            June 30, 1997                 $180,800                $ 24,000            $ 17,500        $187,300
            June 30, 1996                 $168,800                $ 12,000                  --        $180,800
            June 30, 1995                 $144,300                $ 24,500                  --        $168,800
         Reserve for inventory:
            June 30, 1997                 $482,500                $ 92,000            $108,700        $465,800
            June 30, 1996                 $545,400                      --            $ 62,900        $482,500
            June 30, 1995                 $554,400                      --            $  9,000        $545,400


4.       BENEFIT PLAN
         The Company has a Salary Reduction Profit Sharing Plan, ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. The Company matches up to $250 of annual contributions by each qualifying employee. Total Company contributions to the Plan were $57,000, $48,900, and $48,800 for fiscal years ended June 30, 1997, 1996 and 1995, respectively.

5.       TAXES BASED ON INCOME
         Deferred taxes are determined based on the differences between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years the differences are expected to reverse. A valuation allowance is provided, when necessary, to reduce the Company's value of deferred tax assets to an amount which management believes is more likely then not of realization.

         A summary of the provision for taxes based on income is shown below and includes adjustments for prior year tax return filing positions that varied from the tax provision amounts estimated during the financial statement audit.


         Year ended June 30           1997           1996          1995
         -----------------------------------------------------------------
         CURRENT:
            State              $    43,000      $   96,000   $    270,000
            Federal               (150,000)        215,700        884,000
         -----------------------------------------------------------------
                                  (107,000)        311,700      1,154,000
         DEFERRED:
            State                  (65,000)        (41,100)       (11,000)
            Federal                (53,000)        (60,300)       (68,000)
         -----------------------------------------------------------------
                                  (118,000)       (101,400)       (79,000)
         -----------------------------------------------------------------
            Total               $ (225,000)     $  210,300    $ 1,075,000
         =================================================================



         The provision for taxes based on income differs from the amount computed by applying the statutory federal income tax rate as follows:

         Year ended June 30                  1997          1996          1995
         ----------------------------------------------------------------------
         Income tax at statutory rate   $ (732,000)   $  183,300     $ 938,000
         State tax, net of federal
          benefit                         (130,000)       38,000       171,000
         Other, net                         19,500       (11,000)      (34,000)
         Valuation allowance               617,500           ---           ---
         ----------------------------------------------------------------------
                                        $ (225,000)   $  210,300    $1,075,000
         ======================================================================


         Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of June 30, 1997 and 1996 are:

         DEFERRED TAX ASSETS                             1997         1996
         -------------------------------------------------------------------
         Accounts receivable and inventory reserves   $ 283,000    $ 287,000
         Inventory capitalization                       167,000      196,000
         Book over tax depreciation                         ---       11,900
         Accrued expenses and others                    323,000      254,000
         Goodwill                                       815,000          ---
         Valuation allowance                           (617,500)         ---
         -------------------------------------------------------------------
         Total deferred tax assets                    $ 970,500    $ 748,900
         ===================================================================



         DEFERRED TAX LIABILITIES                  1997              1996
         ------------------------------------------------------------------
         Tax over book depreciation             $   76,600       $    ---
         State franchise/income tax                 53,900          27,000
  .      ------------------------------------------------------------------
         Total deferred tax liabilities         $  130,500       $  27,000
         ==================================================================
         Net deferred taxes                     $  840,000       $ 721,900
         ==================================================================
         Current deferred tax assets,
          net of current deferred tax
          liabilities                           $  646,000       $ 721,900
         Non-current deferred tax assets,
          net of non-current deferred
          tax liabilities                          194,000            ---
         ------------------------------------------------------------------
         Net deferred taxes                     $  840,000       $ 721,900
         ==================================================================


         During fiscal 1997, the Company established a valuation allowance of $617,500 against its deferred tax asset established as a result of the write-off of goodwill.

6.       SEGMENT INFORMATION
         The Company operates in one industry segment, the manufacturer of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1997 the Company believes it has no significant concentrations of credit risk.

         The Company derived the following percentages of its net sales from its significant distributors:

         1997            1996              1995
         --------------------------------------------------------------------------
         1%               2%                18%       Kol Bio Medical, Inc.
         15%             12%                13%       Specialized Medical Systems
         7%               7%                10%       CardioVascular Concepts, Inc.


         As of July 1, 1995 the company terminated its relationship with the distributorship to which sales were 18% in 1995 and paid a contract termination fee of $701,200 during the first quarter of fiscal 1996. In September 1997, the Company was informed by both Specialized Medical Systems and CardioVascular Concepts that they were electing to terminate their distributor relationships with the Company effective December 1997.

         Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,864,700 in 1997, $3,758,600 in 1996, and $3,481,100 in
         1995. All sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

7.       STOCK OPTION PLAN
         The Company has elected to follow Accounting Principles Board Opinion No.25 "Accounting for Stock Issued to Employees" (APB25) and related Interpretations in accounting for its employee stock options, because as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation," requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         The Company has an Officers, Directors and Key Employee Incentive Plan (the "1981 Plan") authorizing stock options, stock bonuses and cash incentive awards, and an Incentive Stock Option, Nonqualified Stock Option and Restricted Stock Purchase Plan - 1987 (the "1987 Plan") authorizing stock options and rights to purchase restricted stock. Stock options granted under these Plans may be either incentive stock options as defined in the Internal Revenue Code ("incentive options"), or options that do not qualify as incentive options ("non-qualified options"). The number of shares of the Company's common stock approved for issuance under the 1981 Plan and the 1987 Plan is 487,500 and 1,025,000, respectively.

         The Company realized a tax benefit of $37,700 and $8,200 and $12,300 in 1997, 1996, and 1995 respectively, from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. No charges have been made to income in accounting for the options.

         The following table summarizes information about stock options outstanding under the 1981 and 1987 plans combined:


                                                Number of    Weighted Average
                                                  Shares      Exercise Price
         Options outstanding at June 30, 1994    689,012          $4.47
              Granted                            398,625           5.22
              Canceled                          (224,000)          9.36
              Exercised                          (71,000)          4.20
         -----------------------------------------------------------------------
         Options outstanding at June 30, 1995    792,637          $4.63
              Granted                             25,000           5.75
              Canceled                            (1,500)          6.38
              Exercised                          (22,075)          3.26
         -----------------------------------------------------------------------
         Options outstanding at June 30, 1996    794,062          $4.88
              Granted                             34,000           5.98
              Canceled                           (15,500)          6.20
              Exercised                          (52,825)          2.75
         -----------------------------------------------------------------------
         Options outstanding at June 30, 1997    759,737          $4.97
         =======================================================================

         As of June 30, 1997, 759,737 options are outstanding of which 751,737 are exercisable. Additionally, 16,535 options remain available for grant. As of June 30, 1996, 727,877 were exercisable and 10,035 were available for grant.

         The weighted average fair values of options granted were $2.49 and $2.86 in fiscal 1997 and 1996, respectively.

         A summary of options outstanding and exercisable as of June 30, 1997 follows:


                                                   Weighted-Average
  Options      Exercise Price   Weighted-Average      Remaining         Options     Weighted-Average
Outstanding         Range        Exercise Price    Contractual Life   Exercisable    Exercise Price
  217,362       2.083 - 4.417       $ 3.99            2.54 yrs.         217,362         $ 3.99
  542,375        5.00 - 7.125       $ 5.55            2.94 yrs.         534,375         $ 5.55


8.       ACCOUNTING FOR STOCK BASED COMPENSATION
         Adjusted pro forma information regarding net income (loss) and per share amounts, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123, is required when an enterprise elects the disclosure only provision of that statement of financial accounting standards. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1997: risk free interest rate of 6.3%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .478 and a weighted-average expected life of the option of 5 years for officers and 3.5 years for incentive stock options with a 2 year vesting period.

         The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded option, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

         Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from July 1, 1995 through June 30, 1997. During the phase-in period, the effects of applying this statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income
         (loss) for future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                               1997            1996
         Pro forma net income (loss)       (1,991,700)         285,300
         Pro forma earnings(loss)
         per share                         $     (.59)       $     .08


9.       OPERATING LEASES
         The Company is committed to a ten year operating lease for its primary office and manufacturing facilities, which commenced December 15, 1992. The Company will not fully occupy the new facility for some time and is subleasing approximately a third of the space. The Company's sublease income was $161,400, $143,700 and $168,300 for the years ended June 30, 1997 and 1996 and 1995 respectively. Rent expense for financial statement purposes is computed on a straight-line basis over the term of the initial lease. The excess of straight-line expense over cash payments during the year is shown as a deferred rent liability.

         Aggregate future minimum rental payments on a cash basis required under operating leases for office and manufacturing space which have initial or remaining non-cancelable lease terms in excess of one year are as follows: $723,900; $752,700; $788,600; $809,800 and $842,200 for the
         fiscal years ending June 30, 1998; 1999; 2000; 2001 and 2002 respectively, and $386,600 thereafter for a total of $4,293,800.

         Rent expense charged to operations was $763,400, $798,300, and $609,000 for the years ended June 30, 1997, 1996 and 1995, respectively.

10.      STOCK PURCHASE
         During the year ended June 30, 1991 the Company loaned $100,000 to the President and Chairman of the Board for the exercise of Gish common stock options. A principal payment of $15,000 was made and the note was renewed during the year ended June 30, 1997. The note is secured by Company stock, bears interest at 5.5% and is due within one year.

11.      ACQUISITION
         On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired in the Company's financial statements from September 13, 1995. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD occupied. During the quarter ended December 31, 1996, the Company ceased to utilize the building for manufacturing and was released from the lease as of February 28, 1997. The Company had also executed one-year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria. As of December 31, 1996, 13,876 such shares were issued. During the quarter ended December 31, 1996 two of those key employees were terminated. Additionally, a third employee under contract resigned effective February 15, 1997. The Company has no reason to believe that the loss of those employees will negatively affect the performance of the assets acquired.

         This acquisition had been accounted for as a purchase and resulted in the recognition of $2,008,700 of goodwill.

         During the fourth quarter, it was determined that this goodwill was impaired. The impairment loss is recorded as a separate line item in operating expenses. (See Note 1).

         The following table presents the unaudited consolidated results of operations on a pro forma basis as though the acquisitions make in 1996 had occurred on July 1, 1994.


                                            Years ended June 30
                                          1996              1995
         Net sales                    $23,293,000       $23,394,000
         Net income                        42,000           319,000
         Earnings per share                   .01               .09

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information under the captions "Election of Directors" and "Principal Shareholders" contained in the Company's definitive proxy statement for its 1997 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the Commission within the time period specified by General Instruction G to Form 10-K.

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

         (2)      Exhibits

                  The following Exhibits are filed as part of this Report:

                  Exhibit
                  Number                     Description
                  ------                     -----------
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


                  Exhibit
                  Number                     Description
                  ------                     -----------

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

                  10.7 Loan and Security Agreement dated November 30, 1995 between the Company and Sanwa Bank. Incorporated herein by this reference to the Company's Report on the Form 10-K for the year ended June 30, 1996.

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

                  10.10 Lease dated as of April 17, 1996, between the Company and LBI, a California General Partnership.
                           Incorporated herein by this reference to the Company's Report on the Form 10-K for the year ended
                           June 30, 1996.

                  10.11 Registration rights agreement dated April 17, 1996, between the Company and Creative Medical Development,
                           Inc., a Delaware Corporation. Incorporated herein by this reference to the Company's Report on the Form
                           10-K for the year ended June 30, 1996.

                  21.1     Subsidiaries of the Company.

                  23       Consent of Ernst & Young LLP.

                  25 Power of Attorney (included on signature page of the Annual Report on Form 10-K).

                  27       Financial Data Schedule

                  (B)      Reports on Form 8-K

                           None.

-----------------------
* Management contract or compensatory plan or arrangement.

                                   SIGNATURES

         Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 27nd day of September 1997.


                                            GISH BIOMEDICAL, INC.


                                        By: Jeanne M. Miller
                                            -----------------
                                            Jeanne M. Miller
                                            Executive Vice President


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


         Signature               Title                          Date

         JACK W. BROWN           President, Chairman            September 26, 1997
         ----------------        Chief Executive Officer
         JACK W. BROWN

         JEANNE M. MILLER        Vice President, Chief          September 26, 1997
         -----------------       Financial Officer, and
         JEANNE M. MILLER        Corporate Secretary

         RICHARD A. BRAUN
         -----------------       Director                       September 26, 1997
         RICHARD A. BRAUN

         RAY R. COULTER
         -----------------       Director                       September 26, 1997
         RAY R. COULTER

         RICHARD W. DUTRISAC
         -------------------     Director                       September 26, 1997
         RICHARD W. DUTRISAC

         JAMES B. GLAVIN
         -------------------     Director                       September 26, 1997
         JAMES B. GLAVIN

         JOHN S. HAGESTAD
         -------------------     Director                       September 26, 1997
         JOHN S. HAGESTAD

                                 EXHIBIT INDEX

Exhibit
Number                              Description
-------                             -----------
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

Exhibit
Number                          Description
------                          -----------
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

10.7 Loan and Security Agreement dated November 30, 1995 between the Company and Sanwa Bank. Incorporated herein by this reference to the Company's
         Report on the Form 10-K for the year ended June 30, 1996.

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

10.10 Lease dated as of April 17, 1996, between the Company and LBI, a California General Partnership. Incorporated herein by this reference to the Company's Report on the Form 10-K for the year ended June
         30, 1996.

10.11 Registration rights agreement dated April 17, 1996, between the Company and Creative Medical Development, Inc., a Delaware Corporation.
         Incorporated herein by this reference to the Company's Report on the Form 10-K for the year ended June 30, 1996.

21.1     Subsidiaries of the Company.

23       Consent of Ernst & Young LLP.

25 Power of Attorney (included on signature page of the Annual Report on Form 10-K).

27       Financial Data Schedule

(B)      Reports on Form 8-K

         None.

-----------------------
* Management contract or compensatory plan or arrangement.