Form 10-Q
period 1997-09-30
GISH BIOMEDICAL INC
filed 1997-11-13
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1997

                                              OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to_______________________

                         Commission file number 0-10728

                              GISH BIOMEDICAL, INC.
 ------------------------------------------------------------------------------
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

       Registrant's telephone number, including area code (714) 756-5485
                                       N/A
 ------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant is required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [ ]

        The number of shares outstanding of each of the issuer's classes of common stock, as of November 7, 1997: 3,439,195.

                              GISH BIOMEDICAL, INC.

                                      INDEX

                                                                              Page
PART I.        Financial Information

Item 1:        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of                      3
               September 30, 1997 and June 30, 1997.

               Condensed Consolidated Statements of Operations                  4
               for the three months ended September 30, 1997 and 1996

               Condensed Consolidated Statements of Cash Flows                  5
               for the three months ended September 30, 1997 and 1996

               Notes to Condensed Consolidated Financial Statements             6, 7, 8


Item 2:        Management's Discussion and Analysis of                          9, 10, 11
               Financial Condition and Results of Operations


PART II.       Other Information

Item 6:        Exhibits and Reports on Form 8-K                                 11

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                          September 30, 1997    June 30, 1997
                                                          ------------------    -------------
ASSETS                                                        (unaudited)
Current assets:
        Cash and cash equivalents                            $  4,464,100       $  3,977,100
        Short-term investments                                  1,031,600          1,031,600
        Accounts receivable, net                                3,476,600          3,970,100
        Inventories                                             7,027,500          6,698,700
        Deferred tax assets                                       646,000            646,000
        Prepaid expenses                                          385,700            380,000
                                                             ------------       ------------

               Total current assets                            17,031,500         16,703,500

Property and equipment, at cost                                10,493,800         10,386,900
        Less accumulated depreciation                          (6,608,000)        (6,374,100)
                                                             ------------       ------------
Net property and equipment                                      3,885,800          4,012,800

Deferred tax assets                                               194,000            194,000
Other assets                                                      114,100            117,700
                                                             ------------       ------------
                                                             $ 21,225,400       $ 21,028,000
                                                             ============       ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                     $    754,800       $    729,400
        Accrued compensation and related items                    601,400            533,700
        Other accrued liabilities                                 110,900             99,700
                                                             ------------       ------------

               Total current liabilities                        1,467,100          1,362,800

Deferred rent                                                     319,900            317,300

Shareholders' equity:
        Preferred stock, 2,250,000 shares authorized;
            no shares outstanding
        Common stock, no par value, 7,500,000 shares
        authorized, 3,439,195 shares issued and
        outstanding (3,430,145 shares at June 30, 1997)        10,097,100         10,078,300
        Note receivable - officer stock purchase                  (53,800)           (35,000)
        Retained earnings                                       9,395,100          9,304,600
                                                             ------------       ------------

        Total shareholders' equity                             19,438,400         19,347,900
                                                             ------------       ------------

                                                             $ 21,225,400       $ 21,028,000
                                                             ============       ============

                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)

                                                       1997             1996
                                                       ----             ----
Net sales                                           $5,317,700        $5,312,600
Cost of sales                                        3,635,500         3,513,100
                                                    ----------        ----------

Gross profit                                         1,682,200         1,799,500

Research and development                               237,400           347,200
Selling and marketing                                  950,000           913,200
General and administrative                             419,800           491,900
                                                    ----------        ----------

Total operating expenses                             1,607,200         1,752,300
                                                    ----------        ----------

Operating income                                        75,000            47,200

Interest income                                         73,400            53,600
                                                    ----------        ----------

Income before provision for taxes                      148,400           100,800
Provision for taxes                                     57,900            39,300
                                                    ----------        ----------

Net income                                          $   90,500        $   61,500
                                                    ==========        ==========

Net income per share:                               $      .03        $      .02
                                                    ==========        ==========

Average common and common
        equivalent shares:                           3,512,000         3,519,678
                                                    ==========        ==========



                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                   (UNAUDITED)



                                                                    1997            1996
                                                                    ----            ----
Cash flows from operating activities:

        Net income                                              $    90,500     $    61,500
        Adjustments to reconcile net income  to net cash
        provided by operating activities:
              Depreciation                                          233,900         221,700
              Amortization                                            6,100          56,600
              Deferred rent                                           2,600           9,300
              Changes in operating assets and liabilities           263,300        (181,300)
                                                                -----------     -----------

                   Net cash provided by operating activities        596,400         167,800

Cash flows from investing activities:

        Purchases of property and equipment                        (106,900)       (126,300)
        Increase in other assets                                     (2,500)         (4,200)
                                                                -----------     -----------

              Net cash used in investing activities                (109,400)       (130,500)

Cash flows from financing activities:

        Payment (increase) in note receivable from officer          (18,800)         10,000
        Proceeds from stock options exercised                        18,800          50,900
                                                                -----------     -----------

              Net cash provided by financing activities                  --          60,900

Net increase in cash and cash equivalents                           487,000          98,200
Cash and cash equivalents at beginning of period                  3,977,100       3,314,200
                                                                -----------     -----------

Cash and cash equivalents at end of period                      $ 4,464,100     $ 3,412,400
                                                                ===========     ===========





                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


1.      General

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 1997 and 1996, and financial position at September 30, 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997.

        Statement of Cash Flows

        Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

        Three months ended September 30,                   1997          1996
        --------------------------------                   ----          ----
        Decrease (increase) in:

        Accounts receivable                           $ 493,500       $ 123,900
        Inventories                                    (328,800)         10,300
        Prepaid expenses                                 (5,700)        (65,100)

        Increase (decrease) in:

        Accounts payable                                 25,400        (261,000)
        Accrued compensation and related items           67,700          34,500
        Accrued income taxes                                 --           4,600
        Other accrued liabilities                        11,200         (28,500)
                                                      ---------       ---------

        Change in operating assets and liabilities    $ 263,300       $(181,300)
                                                      =========       =========

        The Company did not pay any Federal or State income taxes during the three month period ended September 30, 1997.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)

2.      Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows:


                                  September 30, 1997      June 30, 1997
                                  ------------------      -------------
           Raw materials              $3,613,700           $3,529,800
           Work in progress            1,173,200            1,225,800
           Finished goods              2,240,600            1,943,100
                                      ----------           ----------

                                      $7,027,500           $6,698,700
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

        In February 1997, the Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share", which is required to be adopted on December 31, 1997. At that time, the Company will be required to change the method currently used to compute earnings per share and to restate all prior periods. Under the new requirements for calculating primary earnings per share, the dilutive effect of stock options will be excluded. The Company has not yet determined what the impact of Statement 128 will be on the calculation of fully diluted earnings per share, but it is not expected to be material.

4.      Acquisition

        On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996 and entered into a one-year lease for

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1997
                                   (UNAUDITED)


        the building CMD occupied. The Company also executed one-year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

        In November 1996, two of the former CMD employees were terminated. In February 1997, the Company was released from its lease obligation for the northern California facility and ceased operations in that facility. Total shares issued to former CMD employees under the employment contracts were 13,876.

        During the fourth quarter of fiscal 1997, due to the low level of infusion pump sales and negative cash flow projections, the Company determined that the unamortized goodwill of $1,824,200 associated with the purchase of the infusion pump from CMD had little, if any future value. Accordingly, the Company recorded an impairment of goodwill of $1.8 million in fiscal 1997 to write-off the goodwill associated with this product line.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1997

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

In November 1996, two of the former CMD employees were terminated. In February 1997, the Company was released from its lease obligation for the northern California facility and ceased operations in that facility. Total shares issued to former CMD employees under the employment contracts were 13,876. During the fourth quarter of fiscal 1997, due to the low level of infusion pump sales and negative cash flow projections, the Company determined that the unamortized goodwill of $1,824,200 associated with the purchase of the infusion pump from CMD had little, if any future value. Accordingly, the Company recorded a charge to earnings to write-off the unamortized balance.

Sales for the three month period ended September 30, 1997 were comparable to the corresponding period of fiscal 1997. In September 1997, the Company was informed by two of its major distributors, Specialized Medical Systems (SMS) and CardioVascular Concepts (CVC), that they were electing to terminate their distributor relationships with the Company effective December 1997. For the fiscal year ended, June 30, 1997 SMS and CVC represented 15% and 7% of the Company's total sales, respectively. However, the two distributors only accounted for 12% and 5%, respectively, of the Company's gross profit for the same period.

The Company intends to engage, during the second quarter of fiscal 1998, a direct sales force of approximately seven persons to replace the two distributor sales organizations.

The conversion of these territories to direct sales representation should afford the Company better marketing opportunities with respect to its new oxygenator. Gish had previously excluded these two territories from its initial marketing plan for the launch of its new Vision(TM) oxygenator, scheduled for November 1997, because these distributors represented a competing oxygenator product. With the conversion of these territories to a direct sales force, the Company will be able to sell the Vision(TM) in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors without limitations.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1997

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)


Cost of sales for the period ended September 30, 1997 was 68% of sales as compared to 66% of sales for the corresponding period of fiscal 1997. The increase in cost of sales of 2% for the period ended September 30, 1997 is primarily due to downward pricing pressures in the cardiovascular device segment of the medical industry combined with general price increases on materials, labor and other cost of sales components.

Research and development expenses for the period ended September 30, 1997 decreased $110,000 over the corresponding period of fiscal 1997. The decrease is primarily due to elimination of a separate engineering staff for the pump acquired from CMD. The Company is actively engaged in several new product development projects and ISO 9002 certification, which will require expenditures approximating $350,000 per quarter for the foreseeable future.

Selling and marketing expenses for the period ended September 30, 1997 increased $37,000 or 4% over the corresponding period of fiscal 1997. The increase was due to increases in marketing activity in anticipation of full market release of the Company's recently completed Vision(TM) oxygenator.

The Company currently has plans to expand its direct sales force within the United States commencing the second quarter of fiscal 1998. The Company anticipates that its selling and marketing expenses will increase during the second and third quarters of fiscal 1998 as the Company adds several new sales positions for the new direct territories and incurs additional marketing expenses associated with the launch of its new Vision(TM) oxygenator.

General and administrative expenses decreased by $72,000 for the period ended September 30, 1997 over the corresponding period of fiscal 1997. The decrease is due to cessation of operations of the northern California facility. The Company anticipates general and administrative expenses to be approximately $450,000 to $500,000 per quarter for the remainder of this fiscal year.

The provision for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing downward pricing pressures which are reflected in lower sales dollars per unit sold.

Liquidity and capital resources: At September 30, 1997, the Company had $15,564,400 of working capital, an increase of $223,700 from working capital at June 30, 1997. The increase is primarily due to increases in cash offset by an increase in trade accounts payable and a decrease in accounts receivable.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1997

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)


For the period ended September 30, 1997 cash provided by operations of $596,400 was primarily due to profitable operations as adjusted for non cash expenses and an increase in inventories offset by a decrease in accounts receivable. For the period ended September 30, 1996 cash provided by operations of $167,800 was primarily due to profitable operations and a decrease in accounts receivable.

For the period ended September 30, 1997 cash used in investing activities of $109,400 was primarily due to purchases of property and equipment for the manufacture of new products and to improve operating efficiencies. For the period ended September 30, 1996 cash used in investing activities of $130,500 was primarily due to purchases of property and equipment for the manufacture of new products.

For the period ended September 30, 1997 no cash was provided by financing activities. For the period ended September 30, 1996 cash provided by financing activities of $60,900 was primarily due to proceeds from the exercise of stock options.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1998.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company's targeted markets, (ii) the continued acquisition of the Company's customers by certain of its competitors and (iii) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forwarding-looking statements contained herein, which speak as of the date of this Report.

PART II.       OTHER INFORMATION

ITEM 6.        Exhibits and reports on Form 8K.

               27.1     Financial Data Schedule

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1997



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                GISH BIOMEDICAL, INC.






Date:         11/12/97                         /s/ JEANNE M. MILLER
                                               ---------------------------
                                                   JEANNE M. MILLER
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


                                                                   SEQUENTIALLY
EXHIBIT                                                              NUMBERED
NUMBER                            DESCRIPTION                          PAGE
-------                           -----------                      ------------

27.1              Financial Data Schedule