Form 10-Q
period 1997-12-31
GISH BIOMEDICAL INC
filed 1998-02-17
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1997
                               -----------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to
                                -------------------     --------------------

                         Commission file number 0-10728
                                                -------

                              GISH BIOMEDICAL, INC.

-------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

California                                                 95-3046028
-------------------------------------------------------------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization)                        Identification Number)

2681 Kelvin Avenue, Irvine California                         92614
-------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip code)

Registrant's telephone number, including area code  (714) 756-5485
                                                    --------------

                                       N/A

-------------------------------------------------------------------------------
             Former name, former address and former fiscal year, if
                           changed since last report.

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

         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1998: 3,439,195

                              GISH BIOMEDICAL, INC.
                                      INDEX

PART I.     Financial Information                                         Page

            Item 1:   Condensed Consolidated Financial Statements

                      Condensed Consolidated Balance Sheets
                      as of December 31, 1997 and June 30, 1997             3

                      Condensed Consolidated Statements of
                      Operations for the three and six months
                      ended December 31, 1997 and 1996                      4

                      Condensed Consolidated Statements of
                      Cash Flows for the six months ended
                      December 31, 1997 and 1996                            5

                      Notes to Condensed Consolidated
                      Financial Statements                                  6

            Item 2:   Management's Discussion and Analysis
                      of Financial Condition and Results
                      of Operations.                                        8


PART II.    Other Information

            Item 4:   Submission of Matters to a Vote of
                      Security-Holders                                     10

            Item 6:   Exhibits and Reports on Form 8-K                     11

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  December 31,         June 30,
                                                                     1997                1997
                                                                  ------------------------------
ASSETS                                                            (Unaudited)
Current assets:
   Cash and cash equivalents                                      $ 3,436,900        $ 3,977,100
   Short-term investments                                           1,031,600          1,031,600
   Accounts receivable, net                                         3,661,900          3,970,100
   Inventories                                                      7,380,500          6,698,700
   Deferred tax assets                                                646,000            646,000
   Prepaid expenses                                                   667,200            380,000
------------------------------------------------------------------------------------------------
      Total current assets                                         16,824,100         16,703,500

Property and equipment, at cost                                    10,539,500         10,386,900
  Less accumulated depreciation                                    (6,816,500)        (6,374,100)
------------------------------------------------------------------------------------------------
Net property and equipment                                          3,723,000          4,012,800
Deferred tax assets                                                   194,000            194,000
Other assets                                                          112,400            117,700
------------------------------------------------------------------------------------------------
                                                                  $20,853,500        $21,028,000
================================================================================================
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                               $   745,700        $   729,400
   Accrued compensation and related items                             523,200            533,700
   Other accrued liabilities                                           57,500             99,700
------------------------------------------------------------------------------------------------
      Total current liabilities                                     1,326,400          1,362,800

Deferred rent                                                         321,400            317,300

Shareholders' equity:
   Preferred stock, 2,250,000 shares
      authorized; no shares outstanding
   Common stock, no par value, 7,500,000
      shares authorized, 3,439,195 shares issued
      and outstanding (3,430,145 shares at
      June 30, 1997)                                               10,097,100         10,078,300
   Note receivable - officer stock purchase                           (53,800)           (35,000)
   Retained earnings                                                9,162,400          9,304,600
------------------------------------------------------------------------------------------------
      Total shareholders' equity                                   19,205,700         19,347,900
------------------------------------------------------------------------------------------------
                                                                  $20,853,500        $21,028,000
================================================================================================

                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)



                                           Three months ended                 Six months ended
                                              December 31,                       December 31,
                                          1997            1996             1997              1996
                                       -------------------------------------------------------------
Net sales                              $5,209,200      $5,340,900      $10,526,900       $10,653,500
Cost of sales                           3,712,100       3,658,400        7,347,600         7,171,500
----------------------------------------------------------------------------------------------------
      Gross profit                      1,497,100       1,682,500        3,179,300         3,482,000

Operating expenses
   Selling and marketing                1,192,700         914,600        2,142,700         1,827,800
   Research and development               291,000         359,300          528,400           706,500
   General and administrative             469,400         479,900          889,200           971,800
----------------------------------------------------------------------------------------------------
     Total operating expenses           1,953,100       1,753,800        3,560,300         3,506,100
----------------------------------------------------------------------------------------------------
     Operating income (loss)             (456,000)        (71,300)        (381,000)          (24,100)

Other income, net                          74,500          57,800          147,900           111,400
----------------------------------------------------------------------------------------------------
Income (loss) before provision
  for taxes                              (381,500)        (13,500)        (233,100)           87,300
Provision (benefit) for taxes            (148,800)         (5,300)         (90,900)           34,000
----------------------------------------------------------------------------------------------------
Net income (loss)                      $ (232,700)     $   (8,200)     $  (142,200)      $    53,300
====================================================================================================
Net income (loss) per share
basic and diluted                      $     (.07)     $       --      $      (.04)      $       .02
====================================================================================================
Average common and common
  equivalent shares used for
  diluted per share calculation         3,439,195       3,382,895        3,434,572         3,581,070
====================================================================================================








                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1997 AND 1996
                                   (UNAUDITED)



                                                                       1997              1996
                                                                    ----------------------------
Cash flows from operating activities:
Net income (loss)                                                   $ (142,200)       $   53,300
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                         442,400           452,200
  Amortization                                                          12,100           114,300
  Deferred rent                                                          4,100            17,700
  Changes in operating assets and liabilities                         (697,200)         (272,200)
------------------------------------------------------------------------------------------------
      Net cash provided by (used in) operating activities             (380,800)          365,300
------------------------------------------------------------------------------------------------
Cash flows for investing activities:
   Purchases of property and equipment                                (152,600)         (330,600)
   (Increase) decrease in other assets                                  (6,800)           (8,500)
------------------------------------------------------------------------------------------------
      Net cash provided by (used in) investing activities             (159,400)         (339,100)
------------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from stock options exercised                                18,800           100,900
   Payment (increase) on note receivable from officer                  (18,800)           20,000
------------------------------------------------------------------------------------------------
        Net cash provided by financing activities                           --           120,900

Net increase (decrease) in cash and cash equivalents                  (540,200)          147,100

Cash and cash equivalents at beginning of period                     3,977,100         3,314,200
------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $3,436,900        $3,461,300
================================================================================================








                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1997
                                   (UNAUDITED)

1.    General
      -------

      The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and six month periods ended December 31, 1997 and 1996, financial position at December 31, 1997, and cash flows for the six month periods ended December 31, 1997 and 1996, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Registrant's consolidated financial statements and the notes thereto included in the Registrant's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997.

      Statement of Cash Flows
      -----------------------

      Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

Six months ended December 31,                                  1997              1996
---------------------------------------------------------------------------------------
(Increase) decrease in:
   Accounts receivable                                      $ 308,200         $ 210,100
   Inventories                                               (681,800)           79,000
   Prepaid expenses                                          (287,200)         (357,600)

Increase (decrease) in:
   Accounts payable                                            16,300          (224,500)
   Accrued compensation and related items                     (10,500)           56,900
   Other accrued liabilities                                  (42,200)          (36,100)
---------------------------------------------------------------------------------------
Changes in operating assets and liabilities                 $(697,200)        $(272,200)
=======================================================================================

      The Company did not pay any Federal and State income taxes during the six month period ending December 31, 1997 and, $184,700 in the six month period ending December 31, 1996.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1997
                                   (UNAUDITED)
2.    Inventories
      -----------

      Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                                      December 31, 1997      June 30, 1997
                                                      ------------------------------------
               Raw materials                                 $4,123,800         $3,529,800
               Work in progress                                 995,400          1,225,800
               Finished goods                                 2,261,300          1,943,100
------------------------------------------------------------------------------------------
                                                             $7,380,500         $6,698,700
==========================================================================================

3.    Earnings per share
      ------------------

      Earnings per share is based on the weighted average number of common and, where dilutive, common equivalent shares outstanding during the period. Common equivalent shares include the potential dilution from the exercise of stock options and warrants, reduced by the number of common shares which are assumed to have been purchased with the income tax benefits and proceeds from the exercise of such instruments. Fully diluted earnings per share reflects additional dilution, from the assumed exercise of the dilutive common stock options at the beginning of the period.

      In 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, Earnings per Share. Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements.

4.    Acquisition
      -----------

      On September 13, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD occupied. The Company also executed one-year employee agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria.

                              GISH BIOMEDICAL, INC
                                DECEMBER 31, 1997

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: On September 12, 1995 the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock and assumed management of the assets and the risks and rewards from operation of the assets to be acquired. Accordingly, the Company has included revenue and costs related to the product lines acquired for the period September 13, 1995 through December 31, 1996 in the Company's financial statements. Additionally, the Company upon closing of the transaction April 17, 1996, entered into a one-year lease for the building which CMD currently occupies. The Company ceased utilizing the facility during the quarter ended December 31, 1996 and was released from its lease obligation in February 1997.

During the fourth quarter of fiscal 1997, due to the low level of infusion pump sales and negative cash flow projections, the Company determined that the unamortized goodwill of $1,824,200 associated with the purchase of the infusion pump from CMD has little, if any future value. Accordingly, the Company recorded an impairment of goodwill of $1.8 million in fiscal 1997 to write-off the goodwill associated with this product line.

Sales for the three and six month periods ended December 31, 1997 decreased by $131,700, or 3%, and $126,600 or 1%, respectively, over the corresponding periods of fiscal 1997. The decreases in sales for the three and six month periods ended December 31, 1997 were primarily due to declinining average unit selling prices of the Company's cardiovascular products.

In September 1997, the Company was informed by two of its major distributors, Specialized Medical Systems (SMS) and CardioVascular Concepts (CVC), that they were electing to terminate their distributor relationships with the Company effective December 1997, subsequently renegotiated to February 1, 1998.
 For the fiscal year ended June 30, 1997 SMS and CVC represented 15% and 7% of the Company's total sales, respectively. However, the two distributors only accounted for 12% and 5%, respectively, of the Company's gross profit for the same period.

The Company engaged, during the three month period ended December 31, 1997 seven direct sales persons to replace the two distributor sales organizations.

The conversion of these territories to direct sales representation should afford the Company better marketing opportunities with respect to its new oxygenator. Gish had previously excluded these two territories from its initial marketing plan for the launch of its new Vision(TM) oxygenator because these distributors represented a competing oxygenator product. With the conversion of these territories to a direct sales force, the Company will be able to sell the Vision(TM) in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors without geographic limitations.

The anticipated short term impact of this transition scheduled to take place in third quarter of fiscal 1998 will be to reduce sales for the third quarter by approximately $800,000, or 15%. The $800,000 in sales is the equivalent of sixty days of inventory formerly carried by these distributors. This reduction is a one time timing difference which will eventually be offset by increased selling prices in those territories over the next year. Consequently the Company anticipates a loss in the third quarter.

Cost of sales for the three month period ended December 31, 1997 was 71% of sales as compared to 68% of sales for the corresponding period of fiscal 1997. Cost of sales for the six month period ended December 31, 1997 was 70% of sales as compared to 67% of sales for the corresponding period of fiscal

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

1997. The increases in cost of sales as a percentage of sales for the three and six month periods ended December 31, 1997 were due primarily to decreases in sales is primarily due to declinining average unit selling prices of the Company's cardiovascular products.

Selling and marketing expenses for the three month period ended December 31, 1997 increased $278,000 or 30% as compared with the corresponding period of fiscal 1997. Selling and marketing expenses for the six month period ended December 31, 1997 increased $314.800 or 17% over the corresponding period of fiscal 1997. These increases were primarily due to the engagement of seven new direct salespersons for the territory being relinquished by two terminating distributor sales organizations. The Company anticipates that its selling and marketing expenses will increase to approximately $1,300,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the three month period ended December 31, 1997 decreased $68,300 or 19% compared to the corresponding period in fiscal 1997 and decreased $178,000 or 25% for the six month period ended December 31, 1997 over the corresponding periods of fiscal 1997. The decreases are due to the completion of the Company's oxygenator development program and the elimination of the engineering staff aquired with the CMD infusion pump. The Company is actively engaged in several new product development projects, all of which will continue to require expenditures approximating $350,000 per quarter for the foreseeable future.

General and administrative expenses for the three month period ended December 31, 1997 remained constant at 9% of sales over the corresponding period of fiscal 1997. General and administrative expenses for the six month period ended December 31, 1997 decreased to 8% of sales over the corresponding period of fiscal 1997. The decrease is due primarily to the cessation of amortization of excess purchase price associated with the purchase of the assets of CMD of approximately $50,000 per quarter. The Company anticipates that general and administrative expenses should approximate $450,000 per quarter for the remainder of the fiscal year.

The provision (benefit), for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented.

Quarterly earnings (loss), per share is not directly additive for the periods presented due to fluctuations in weighted average shares outstanding. These fluctuations are attributable to the exercise of stock options and the treasury stock method for determining the number of outstanding options to be included as common stock equivalents. These fluctuations are more significant when there are substantial variations in the market price of the Company's common stock.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

Liquidity and capital resources: At December 31, 1997, the Company had $15,498,000 of working capital, an increase of $157,000 from working capital at June 30, 1997. The increase is primarily due to normal fluctuations in the operations of the business.

For the period ended December 31, 1997 cash used in operations of $380,800 was primarily due to increases in inventory. This increase was primarily due to stocking higher levels of inventory related to the expansion of the Company's direct sales force. For the period ended December 31, 1996 cash provided by operations of $365,300 was primarily due to operating income offset by increased prepaids and payment of trade payables.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (CONTINUED)

For the period ended December 31, 1997 cash used in investing activities of $159,400 was primarily due to purchases of property and equipment for the manufacturer of new products. For the period ended December 31, 1996 cash used by investing activities of $339,100 was primarily due to the purchase of property and equipment for use in the manufacture of the Company's new oxygenator.

For the period ended December 31, 1997 no cash was provided by financing activities. For the period ended December 31, 1996 cash provided by financing activities of 120,900 was primarily due to proceeds from the exercise of stock options.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1998.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) the lack of market acceptance of its redesigned MyoManager or ambulatory infusion pump, (ii) continued downward pricing pressures in the Company's targeted markets, (iii) the continued acquisition of the Company's customers by certain of its competitors and (iv) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forwarding-looking statements contained herein, which speak as of the date of this Report.

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security-Holders.

The Company held its annual meeting of Shareholders ("Annual Meeting") on November 25, 1997. At the Annual Meeting the Shareholders voted upon the following three proposals: (1) the election of all directors for the ensuing year (proposal one); (2) the approval of the Gish Biomedical, Inc. 1997 Stock Incentive Plan (proposal two) (3) the ratification of the selection of Ernst & Young, LLP as the Company's auditors for 1998 (proposal three). The number of votes cast for or withheld for each of the Directors were: Jack W. Brown 2,745,734 and 326,444; Richard A. Braun 2,739,734 and 332,112; Ray R. Coulter
2,736,934 and 334,912; Richard W. Dutrisac 2,747,302 and 324,544; James B.
Glavin 2,743,934 and 327,912; James S. Hagestad 2,746,952 and 324,894,
respectively. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for proposal two were: 1,633,628, 584,892, and 853,326 respectively. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for proposal three were: 3,044,561, 16,050, and 11,235 respectively.

ITEM 6.        Exhibits and reports on Form 8K.

               (a)  Exhibits

                    27.1  Financial Data Schedule

                              GISH BIOMEDICAL, INC.
                                DECEMBER 31, 1997



SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 16th day of February 1998.


GISH BIOMEDICAL, INC.


Date: February 16, 1998                   By:  JACK W. BROWN
                                               -------------
                                               JACK W. BROWN
                                               Chairman and President


Date: February 16, 1998                   By:  JEANNE MILLER
                                               -------------
                                               JEANNE MILLER
                                               V.P. and Chief Financial Officer

                                 EXHIBIT INDEX

EXHIBIT
NUMBER        DESCRIPTION
-------       -----------
 27.1         Financial Data Schedule