Form 10-Q
period 1998-03-31
GISH BIOMEDICAL INC
filed 1998-05-15
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998 OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM________ to_______

COMMISSION FILE NUMBER 0-10728

                              GISH BIOMEDICAL, INC.
--------------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

          California                                         95-3046028
--------------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization)                         Identification Number)

 2681 Kelvin Avenue, Irvine, California                  92614
--------------------------------------------------------------------------------
(Address of principal executive offices)               (Zip code)

Registrant's telephone number, including area code  (949)756-5485

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

The number of shares outstanding of each of the issuer's classes of common stock, as of May 11, 1998 were 3,444,632.

                              GISH BIOMEDICAL, INC.
                                      INDEX



PART I.        Financial Information                                                           Page


               Item 1:                  Condensed Consolidated Financial Statements

                                        Condensed Consolidated Balance Sheets
                                        as of March 31, 1998 and June 30, 1997                  3

                                        Condensed Consolidated Statements of
                                        Operations for the three and nine months
                                        ended March 31, 1998 and 1997                           4

                                        Condensed Consolidated Statements of
                                        Cash Flows for the nine months ended
                                        March 31, 1998 and 1997                                 5

                                        Notes to Condensed Consolidated
                                        Financial Statements                                    6

               Item 2:                  Management's Discussion and Analysis
                                        of Financial Condition and Results
                                        of Operations.                                          8


PART II.       Other Information

               Item 6:                  Exhibits and Reports on Form 8-K                       10

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS



                                                           March 31, 1998  June 30, 1997
                                                           -----------------------------
                                                            (Unaudited)
ASSETS

Current assets:
   Cash and cash equivalents                                $  2,684,300   $  3,977,100
   Short-term investments                                      1,031,600      1,031,600
   Accounts receivable, net                                    3,671,800      3,970,100
   Inventories                                                 8,353,100      6,698,700
   Deferred tax assets                                           646,000        646,000
   Prepaid expenses                                              662,500        380,000
---------------------------------------------------------------------------------------
               Total current assets                           17,049,300     16,703,500

Property and equipment, at cost                                9,557,700     10,386,900
Less accumulated depreciation                                 (6,018,400)    (6,374,100)
---------------------------------------------------------------------------------------
Net property and equipment                                     3,539,300      4,012,800
Deferred tax assets                                              194,000        194,000
Other assets                                                     112,900        117,700
---------------------------------------------------------------------------------------
                                                            $ 20,895,500   $ 21,028,000
=======================================================================================

LIABILITIES AND SHAREHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                         $  1,118,200   $    729,400
   Accrued compensation and related items                        504,400        533,700
   Other accrued liabilities                                      44,500         99,700
---------------------------------------------------------------------------------------
               Total current liabilities                       1,667,100      1,362,800
Deferred rent                                                    322,900        317,300

Shareholders' equity:
   Preferred stock, 2,250,000  shares
        authorized; no shares outstanding
   Common stock, no par value, 7,500,000
        shares authorized, 3,444,632 shares issued
        and outstanding (3,430,145 shares at June 30, 1997)   10,108,000     10,078,300
   Note receivable - officer stock purchase                      (53,800)       (35,000)
   Retained earnings                                           8,851,300      9,304,600
---------------------------------------------------------------------------------------

               Total shareholders' equity                     18,905,500     19,347,900
---------------------------------------------------------------------------------------
                                                            $ 20,895,500   $ 21,028,000
=======================================================================================



                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTHS ENDED MARCH 31, 1998 AND 1997 (UNAUDITED)


                                          Three months ended            Nine months ended
                                                March 31,                   March 31,
                                          1998           1997           1998           1997
                                      ---------------------------------------------------------
Net sales                             $  4,509,300   $  5,132,800   $ 15,036,200   $ 15,786,300
Cost of sales                            3,102,700      3,683,100     10,450,300     10,854,600
-----------------------------------------------------------------------------------------------
     Gross profit                        1,406,600      1,449,700      4,585,900      4,931,700
Operating expenses
   Selling and marketing                 1,272,400        979,600      3,415,100      2,807,400
   Research and development                241,900        309,000        770,300      1,015,500
   General and administrative              458,500        466,200      1,347,700      1,438,000
-----------------------------------------------------------------------------------------------

     Total operating expenses            1,972,800      1,754,800      5,533,100      5,260,900
-----------------------------------------------------------------------------------------------
     Operating loss                       (566,200)      (305,100)      (947,200)      (329,200)

Other income, net                           56,100         49,600        204,000        161,000
-----------------------------------------------------------------------------------------------
Loss before provision for taxes           (510,100)      (255,500)      (743,200)      (168,200)
Tax benefit                               (199,000)       (99,600)      (289,900)       (65,600)
-----------------------------------------------------------------------------------------------
Loss                                  $   (311,100)  $   (155,900)  $   (453,300)  $   (102,600)
===============================================================================================
Net loss per share basic and diluted  $      (0.09)  $      (0.05)  $      (0.13)  $      (0.03)
===============================================================================================
Average common and common
equivalent shares used for diluted
per share calculation                    3,442,886      3,383,509      3,437,981      3,378,179
===============================================================================================



                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (UNAUDITED)


                                                                        1998         1997
                                                                    --------------------------
Cash flows from operating activities:
Loss                                                                $  (453,300)  $  (102,600)
Adjustments to reconcile net income to net cash
  provided by (used in) operating activities:
  Depreciation                                                          673,800       681,500
  Amortization                                                           18,100       173,200
  Deferred rent                                                           5,600        26,200
  Changes in operating assets and liabilities                        (1,334,300)     (186,100)
---------------------------------------------------------------------------------------------

               Net cash provided by (used in) operating activities   (1,090,100)      592,200
---------------------------------------------------------------------------------------------

Cash flows from investing activities:
   Purchases of property and equipment                                 (200,300)     (446,500)
   Decrease in other assets                                             (13,300)      (19,200)
---------------------------------------------------------------------------------------------
               Net cash used by investing activities                   (213,600)     (465,700)
---------------------------------------------------------------------------------------------
Cash flows from financing activities:
   Proceeds from stock options exercised                                 29,700       116,100
   Payment (increase) on note receivable from officer                   (18,800)       20,000
---------------------------------------------------------------------------------------------
               Net cash provided by financing activities                 10,900       136,100
---------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                 (1,292,800)      262,600
Cash and cash equivalents at beginning of period                      3,977,100     3,314,200
---------------------------------------------------------------------------------------------
Cash and cash equivalents at end of period                          $ 2,684,300   $ 3,576,800
=============================================================================================




                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1998
                                   (UNAUDITED)

1.  General

The condensed financial statements included herein have been prepared by the Registrant, without audit, and include all adjustments which are, in the opinion of management, necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 1998 and 1997, financial position at March 31, 1998, and cash flows for the nine month periods ended March 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Registrant believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Registrant's consolidated financial statements and the notes thereto included in the Registrant's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1997.

    Statement of Cash Flows

Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:



Nine months ended March 31,                            1998             1997
-------------------------------------------------------------------------------
(Increase) decrease in:
   Accounts receivable                              $   298,300     $   395,600
   Inventories                                       (1,654,400)        153,300
   Prepaid expenses                                    (282,500)       (124,600)
   Prepaid taxes                                             --        (295,200)
Increase (decrease) in:
   Accounts payable                                     388,800        (277,400)
   Accrued compensation                                 (29,300)          3,100
   Accrued liabilities                                  (55,200)        (40,900)
-------------------------------------------------------------------------------
Changes in operating assets and liabilities         $(1,334,300)    $  (186,100)
===============================================================================


               The Company did not pay any Federal or State income taxes during the nine month period ending March 31, 1998, and paid $213,100 in the nine month period ending March 31, 1997.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1998
                                   (UNAUDITED)

2.   Inventories

     Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:


                                                   March 31, 1998            June 30,1997
                                                   --------------------------------------
               Raw materials                         $4,307,500               $3,529,800
               Work in progress                       1,036,800                1,225,800
               Finished goods                         3,008,800                1,943,100
               -------------------------------------------------------------------------
                                                     $8,353,100               $6,698,700
               =========================================================================


3.   Per share amounts

     Per share amounts are based upon the weighted average numbers of common shares outstanding during the period.

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

                              GISH BIOMEDICAL, INC
                                 MARCH 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations: The Company acquired the assets and technology of Creative Medical Development, Inc. ("CMD") for $600,000 in cash and 240,240 shares of the Company's common stock. Upon closing of the transaction April 17, 1996, the Company entered into a one-year lease for the building which CMD then occupied. The Company ceased utilizing the facility during the quarter ended December 31, 1996 and was released from its lease obligation in February 1997.

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

Sales for the three and nine month periods ended March 31, 1998 decreased by $623,500 or 12%, and $750,100 or 5%, respectively, over the corresponding periods of fiscal 1997. The decreases in sales for the three and nine month periods ended March 31, 1998 were primarily due to a timing difference created by the depletion of the terminating distributors' inventories, which approximated a sixty day supply, versus the hospitals' commencement of purchases direct from the Company. The Company has engaged seven direct sales persons to replace the two distributor sales organizations. The Company anticipates that sales volumes in these territories will normalize during the fourth quarter of fiscal 1998.

The conversion of these territories to direct sales representation has afforded the Company better marketing opportunities with respect to its new oxygenator. Gish had previously excluded these two territories from its marketing plan for the launch of the Vision(TM) oxygenator because these distributors represented a competing oxygenator product. The conversion of these territories to a direct sales force has allowed the Company to sell the Vision(TM) in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors in these territories.

Cost of sales for the three month period ended March 31, 1998 was 69% of sales as compared to 72% of sales for the corresponding period of fiscal 1997. The decrease in cost of sales as a percentage of sales for the period is primarily due to the decrease in the sales of lower margin products to the terminated distributors as a proportion of total sales.

Cost of sales for the nine month period ended March 31, 1998 was 70% of sales as compared to 69% of sales for the corresponding period of fiscal 1997. The increase in cost of sales as a percentage of sales for the nine month period ended March 31, 1998 was primarily due to declining average unit selling prices of the Company's cardiovascular products.

Selling and marketing expenses for the three month period ended March 31, 1998 increased $292,800 or 30% as compared with the corresponding period of fiscal 1997. Selling and marketing expenses for the

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


nine month period ended March 31, 1998 increased $607,700 or 22% over the corresponding period of fiscal 1997. These increases were primarily due to the engagement of seven new direct salespersons for the territory relinquished by the two terminated distributor sales organizations and increased marketing activity for the Vision Oxygenator. The Company anticipates that its selling and marketing expenses will increase to approximately $1,300,000 per quarter for the remainder of the fiscal year.

Research and development expenses for the three month period ended March 31, 1998 decreased $67,100 or 22% compared to the corresponding period in fiscal 1997 and decreased $245,200 or 24% for the nine month period ended March 31, 1998 over the corresponding period of fiscal 1997. The decreases are due to the completion of the Company's oxygenator development program and the elimination of the engineering staff acquired with the CMD infusion pump. The Company is actively engaged in several new product development projects, all of which will continue to require expenditures approximating $275,000 per quarter for the foreseeable future.

General and administrative expenses for the three and nine month periods ended March 31, 1998 were 10% and 9% of sales respectively, compared with 9% of sales for the corresponding periods of fiscal 1997. The increase in general and administrative expenses as a percentage of sales for the three month period ended March 31, 1998 is primarily due to the lower level of sales for the period. The Company anticipates that general and administrative expenses should approximate $450,000 per quarter for the remainder of the fiscal year.

The income tax benefit is based upon a combined federal and state effective tax rate of 39% for all periods presented.

Quarterly loss per share is not directly additive for the periods presented due to fluctuations in weighted average shares outstanding. These fluctuations are attributable to the exercise of stock options.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

Liquidity and capital resources: At March 31, 1998, the Company had $15,382,200 of working capital, an increase of $41,500 from working capital at June 30, 1997. The increase is primarily due to normal fluctuations in the operations of the business.

For the period ended March 31, 1998 cash used in operations of $1,090,100 was primarily due to increases in inventory. This increase was primarily due to stocking higher levels of inventory related to the expansion of the Company's direct sales force. For the period ended March 31, 1997 cash provided by operations of $592,200 was primarily due to operations, offset by increased prepaid expenses and payment of trade payables.

For the period ended March 31, 1998 cash used in investing activities of $213,600 was primarily due to purchases of property and equipment for the manufacture of new products and to increase manufacturing efficiency. For the period ended March 31, 1997 cash used by investing activities of $465,700 was primarily due to the purchase of property and equipment for use in the manufacture of the Company's new oxygenator.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

For the period ended March 31, 1998 cash provided by financing activities of $10,900 was due to proceeds from the exercise of stock options offset by an increase in the note receivable from officer. For the period ended March 31, 1997 cash provided by financing activities of 136,100 was primarily due to proceeds from the exercise of stock options.

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


PART II.   Other Information


ITEM 6.    Exhibits and reports on Form 8K.

 27.1      Financial Data Schedule

                              GISH BIOMEDICAL, INC.
                                 MARCH 31, 1998



SIGNATURES


Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 15th day of May 1998.


GISH BIOMEDICAL, INC.


Date:  May 15, 1998                      By: /s/ JEANNE MILLER

                                             JEANNE MILLER
                                             V.P. and Chief Financial Officer

                                  EXHIBIT INDEX

27.1      Financial Data Schedule