Form 10-K405
period 1998-06-30
GISH BIOMEDICAL INC
filed 1998-09-28
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 1998
                                              -------------

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10728

                              GISH BIOMEDICAL, INC.
             (Exact name of registrant as specified in its charter)


                         CALIFORNIA                                          95-3046028
(State or other jurisdiction of incorporation or organization)              (IRS Employer
                                                                         Identification No.)

                               2681 Kelvin Avenue
                            Irvine, California 92614
          (Address of principal executive offices, including zip code)

        Registrant's telephone number, including area code: (949)756-5485

        Securities registered pursuant to Section 12(b) of the Act: None

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                            No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]


On September 21, 1998 the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $8,833,618 (computed using the closing price of $2.56 per share of Common Stock on that date as reported by NASDAQ).

There were 3,450,632 shares of the registrant's common stock, no par value, outstanding on September 21, 1998.

DOCUMENTS INCORPORATED BY REFERENCE
DOCUMENT                                      WHERE INCORPORATED

Portions of Proxy Statement for the
1998 Annual Meeting of Shareholders           Part III, Items 10, 11, 12 and 13

                              GISH BIOMEDICAL, INC.

                                      INDEX


Part I:                                                                                                                 Page
                                                                                                                        ----
           Item 1.   Business                                                                                             3
           Item 2.   Properties                                                                                          13
           Item 3.   Legal Proceedings                                                                                   13
           Item 4.   Submission of Matters to a Vote of Security Holders                                                 13

Part II:

           Item 5.   Market for Registrant's Common Equity and Related Shareholder Matters                               14
           Item 6.   Selected Financial Data                                                                             15
           Item 7.   Management's Discussion and Analysis of Financial Condition and Results of Operations               17
           Item 8.   Financial Statements and Supplementary Data                                                         20
           Item 9.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure                34

Part III:

           Item 10.  Directors and Executive Officers of the Registrant                                                  35
           Item 11.  Executive Compensation                                                                              35
           Item 12.  Security Ownership of Certain Beneficial Owners and Management                                      35
           Item 13.  Certain Relationships and Related Transactions                                                      35

Part IV:

           Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K                                     35

                                     PART I


ITEM  1.       BUSINESS

FORWARD LOOKING STATEMENTS
This Annual Report on Form 10-K contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to "Risk Factors" below.

GENERAL
Gish Biomedical, Inc. ("Gish" or the "Company"), a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. The Company develops and markets its innovative and unique devices for various applications within the medical community. The Company operates in one industry segment, the manufacture of medical devices, which are marketed primarily through direct sales representatives domestically and through international distributors. All of Gish's products are single use disposable products or have a disposable component. The Company's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.

ACQUISITIONS
In April 1996, Gish acquired infusion pump technology and related assets from Creative Medical Development, Inc. ("CMD").

PRODUCTS
Following is a brief description of Gish's present principal products.

CUSTOM CARDIOVASCULAR TUBING SYSTEMS - During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator machine which oxygenates the blood and returns it to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear Mediflex(TM) tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors which service such hospitals. The Company also assembles custom tubing sets for several competitive medical device manufacturers under private label agreements.

Custom tubing set sales were approximately $8,572,300, $8,985,400, and $9,643,200, in fiscal 1998, 1997, and 1996 respectively (equal to 42%, 43% and 42% of net sales, respectively, in each of such years).

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

Cardiotomy sales were approximately $1,752,600, $1,910,200, and $1,971,100 for fiscal years ended June 30, 1998, 1997 and 1996 respectively (equal to 9% of net sales in each such years).

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

The Company's Vision oxygenator was sold in selected accounts both domestically and internationally for the first half of fiscal 1998. The Company made its full market release of this product for sale in January 1998. The Company believes that the Vision oxygenator's superior air handling capabilities should provide the Company with a competitive advantage in the oxygenator market place.

Revenues from the Vision oxygenator for the year ended June 30, 1998 were $580,200.

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

With an estimated 80% of the market using hardshell reservoirs, the combination of the Vision oxygenator and the hardshell CAPVRF45 reservoir provides the Company with the products to effectively meet the needs of the 400,000 open-heart procedures performed in the U.S. and the 600,000 procedures performed worldwide annually.

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

Gish upgraded its CPS series of reservoirs with the CPS Plus(R) which was introduced in fiscal 1993. Cardioplegia system sales were approximately $3,489,700, $3,999,600 and $4,611,200 for fiscal years 1998, 1997, and 1996, respectively (equal to 17%, 19%, and 20% of net sales, respectively, in each of such years).

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

The Hemed VasPort(R) and VasTack(R) are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines. The VasPort(R) is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter. The VasPort is accessed by the VasTack, a small patented non-coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir. Drugs are readily infused through the VasTack, into the reservoir and then into the catheter. When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection. Single and double reservoir VasPorts are available in both titanium and lightweight engineering plastics.

Catheter and port sales were approximately $1,169,800, $1,106,500 and $960,500 for fiscal year 1998, 1997, and 1996, respectively (equal to 6%, 5% and 4% of net sales, respectively, in each of such years).

INFUSION PUMPS - The acquisition of the EZ Flow infusion pump technology from CMD in fiscal 1996 was intended to complement the Company's line of vascular access devices. In fiscal 1997 the Company evaluated the future revenue stream of the product and concluded that the goodwill had been impaired. In fiscal 1998 the pump was involved in an incident which precipitated a complete recall of the product and the cessation of all infusion pump sales. The Company has abandoned all technology acquired with the pump and written off all related inventory and fixed assets likewise associated with it.

Infusion pump sales, (returns), were approximately $(141,000), $34,400 and $545,600 for fiscal years 1998, 1997 and 1996, respectively (equal to ( 1)%, 0% and 2% of net sales, respectively, in each of such years).

Infusion pump disposable sales were $198,000, $219,000 and $175,000 for fiscal years 1998, 1997 and 1996, respectively (equal to 1% of net sales in each such years).

ORTHOFUSER -- The patented Orthofuser(TM) is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

Orthofuser sales were approximately $1,243,900, $1,222,700 and $1,107,100 (equal to 6%, 6%, and 5% of net sales respectively, in each of such years).

GOVERNMENT REGULATIONS
Gish's products are subject to the Federal Food, Drug and Cosmetic Act (the "Act") and regulations issued thereunder. The Act is administered by the Federal Food and Drug Administration ("FDA"), which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which apply to the manufacturing and marketing of Gish products. Gish operates a quality system certified to ISO9001, a standard for quality recognized worldwide as the best. In addition, Gish has been found in compliance with the EEC Medical Device Directive, which equivocates to portions of the USFDA CGMP Quality System Regulations. This allows Gish to export and distribute its products with free movement within the European Community.

Following the enactment of the Medical Device Amendments of 1976 to the Act, ("Amendments") the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes --Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, the pre-market notification ("510(k)") process, and adherence to FDA-mandated good manufacturing practices ("GMP") and Quality System Regulations. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls together with special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

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

Gish is also registered as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and files a listing of its products semi-annually. The Company is inspected periodically by both the FDA and the CDHS for compliance with the FDA's GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA Quality System Regulations ("QSR"), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well. Much of the new QSR is based on the ISO9001 Quality Standard, and is, as such in harmony with the thrust towards world harmonization of medical device requirements. The FDA's GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on Gish's business.

Gish believes all of its present products are Class I, Class II, and Class III products and that it is in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products. Most of Gish's product have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products. Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA. If the FDA were to classify use of Gish's cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

Regulations under the Act permit export of products which comply with the laws of the country to which they are exported. The Company relies upon its foreign distributors for the necessary certifications and compliances in their countries, except in the EEC where the Medical Device Directive prescriptively defines requirements.

RESEARCH AND DEVELOPMENT
Gish is actively engaged in many research and development programs. The objectives of these programs are to develop new products in the areas of the medical device industry in which it is already engaged, to enhance its competitive position and to develop new products for other medical device markets. Gish's research and development projects are principally focused on enhancements, line extensions and manufacturing cost improvements for both its cardiovascular and Hemed product lines. Additionally, the Company is designing a new infusion pump to replace the pump acquired from CMD.

Gish's research and development expenditures for the years ended June 30, 1998, 1997, and 1996 were $1,019,400, $1,345,400, and $1,407,500, respectively.

MARKETING AND DISTRIBUTION
Domestically the Company distributes its products through a combination of direct sales representatives and specialty medical distributors. In September 1997, two of these dealers announced plans to represent a competing product line effective December 1997. The effective date of this transition was subsequently renegotiated to be effective February 1, 1998. Accordingly, the Company expanded its direct sales force during the second quarter of fiscal 1998.

The Company introduced the Vision Oxygenator to those domestic geographic regions which are represented by direct salespersons and distributors who do not currently sell a competitive oxygenator in the third quarter of fiscal 1998.

Internationally the Company is represented by specialty medical distributors in over fifty countries around the world. The Company's international sales represented 19% of total sales in fiscal 1998. International sales of the Company's new Vision Oxygenator commenced in September 1997.

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

The Company's aggregate royalty expenses were $45,500, $54,100, and $55,800 for the years ended June 30, 1998, 1997 and 1996, respectively.

WORKING CAPITAL AND FINANCING OF OPERATIONS
Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

Gish entered into a Loan and Security Agreement, (the "Agreement") with Sanwa Bank in 1995, providing for loans up to $1,000,000 in the form of short term advances under a revolving credit arrangement. The Agreement is subject to renewal on October 31, 1998. Advances to Gish under the Agreement bear interest at the bank's prime rate. Sanwa Bank has been granted a security interest in substantially all of Gish's assets to secure repayment of amounts borrowed by Gish under the Agreement.

The Agreement prohibits payment of dividends on Gish's common stock, mergers or acquisitions and other material transactions without the Sanwa Bank's consent and requires Gish to maintain (i) tangible net worth (net worth excluding patents, goodwill and other intangible items) of not less than $18,000,000 (ii) current assets at least equal to 2.5 times current liabilities other than amounts due Sanwa Bank, (iii) working capital of not less than $10,000,000 and
(iv) debt to equity ratio of not more than .50 to 1.

At June 30, 1998 the Company had no funds borrowed under the revolving credit line, nor did the Company utilize the line during fiscal 1998.

CUSTOMER INFORMATION
The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1998 the Company believes it has no significant concentrations of credit risk.

The Company derived the following percentages of its net sales from its significant distributors:


1998                    1997                      1996
----                    ----                      ----
  8%                     15%                       12%                  Specialized Medical Systems
  2%                      7%                        7%                  CardioVascular Concepts

In September 1997, the Company was informed by both Specialized Medical Systems and CardioVascular Concepts that they were electing to terminate their distributor relationships with the Company effective December 1997. The termination date was subsequently renegotiated to February 1, 1998.

BACKLOG
Almost all of Gish's products are repetitive purchase, single use disposable products, which are shipped shortly after receipt of a customer's purchase order. Therefore, Gish believes that the Company and its distributors generally maintain an adequate finished goods inventory to fulfill the customer's needs on demand. Accordingly, Gish believes that the backlog of orders at any given point in time is not indicative of the Company's future level of sales.

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

EMPLOYEES
As of June 30, 1998, Gish had 235 full-time employees, of whom 27 were engaged in field sales and sales management, 159 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees is represented by a labor union.

INTERNATIONAL OPERATIONS
Sales to foreign customers, primarily in Europe and Asia, were approximately $3,862,700, $3,864,700 and $3,758,600 in the years ended June 30, 1998, 1997, and 1996, respectively (equal to 19%, 18% and 16% of net sales, respectively, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk of currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

RISK FACTORS

THE FOLLOWING FACTORS SHOULD BE CONSIDERED CAREFULLY IN EVALUATING THE COMPANY AND ITS BUSINESS.

THIS REPORT ON FORM 10-K CONTAINS CERTAIN FORWARD-LOOKING STATEMENTS THAT ARE BASED ON CURRENT EXPECTATIONS. IN LIGHT OF THE IMPORTANT FACTORS THAT CAN MATERIALLY AFFECT RESULTS, INCLUDING THOSE SET FORTH IN THIS PARAGRAPH AND BELOW, THE INCLUSION OF FORWARD-LOOKING INFORMATION HEREIN SHOULD NOT BE REGARDED AS A REPRESENTATION BY THE COMPANY OR ANY OTHER PERSON THAT THE OBJECTIVES OR PLANS OF THE COMPANY WILL BE ACHIEVED. THE COMPANY MAY ENCOUNTER COMPETITIVE, TECHNOLOGICAL, FINANCIAL AND BUSINESS CHALLENGES MAKING IT MORE DIFFICULT THAN EXPECTED TO CONTINUE TO DEVELOP AND MARKET ITS PRODUCTS; THE MARKET MAY NOT ACCEPT THE COMPANY'S EXISTING AND FUTURE PRODUCTS; THE COMPANY MAY BE UNABLE TO RETAIN EXISTING KEY MANAGEMENT PERSONNEL; AND THERE MAY BE OTHER MATERIAL ADVERSE CHANGES IN THE COMPANY'S OPERATIONS OR BUSINESS. CERTAIN IMPORTANT FACTORS AFFECTING THE FORWARD-LOOKING STATEMENTS MADE HEREIN INCLUDE, BUT ARE NOT LIMITED TO (I) FAILURE OF THE COMPANY'S VISION(TM) OXYGENATOR IN ONGOING FIELD TRIALS, (II) FAILURE OF THE COMPANY TO SUCCESSFULLY REDESIGN THE MYOMANAGER TO MEET CUSTOMER EXPECTATIONS, (III) CONTINUED DOWNWARD PRICING PRESSURES IN THE COMPANY'S TARGETED MARKETS, (IV) THE CONTINUED ACQUISITION OF THE COMPANY'S CUSTOMERS BY CERTAIN OF ITS COMPETITORS, (V) THE UNCERTAIN SUCCESS OF THE COMPANY'S DIRECT SALES FORCE IN CERTAIN GEOGRAPHIC TERRITORIES, AND (VI) THE FAILURE OF THE COMPANY TO SUCCESSFULLY DEVELOP AND MARKET A NEW INFUSION PUMP. ASSUMPTIONS RELATING TO BUDGETING, MARKETING, PRODUCT DEVELOPMENT AND OTHER MANAGEMENT DECISIONS ARE SUBJECTIVE IN MANY RESPECTS AND THUS SUSCEPTIBLE TO INTERPRETATIONS AND PERIODIC REVISIONS BASED ON ACTUAL EXPERIENCE AND BUSINESS DEVELOPMENTS, THE IMPACT OF WHICH MAY CAUSE THE COMPANY TO ALTER ITS MARKETING, CAPITAL EXPENDITURE OR OTHER BUDGETS, WHICH MAY IN TURN AFFECT THE COMPANY'S FINANCIAL POSITION AND RESULTS OF OPERATIONS. THE READER IS THEREFORE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON FORWARD-LOOKING STATEMENTS CONTAINED HEREIN, WHICH SPEAK SOLELY AS OF THE DATE OF THIS FORM 10K.

COMPETITION
The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices which compete with devices manufactured by the Company, including Bentley Laboratories, a division of Baxter Health Care Corporation, Bard Cardiopulmonary, Inc., a division of C.A. Bard, Inc., COBE Laboratories, Inc., Sorin Biomedical, Inc., a unit of Fiat Italy, Medtronic, Inc. and Stryker Surgical. Most of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

DEPENDENCE ON INTERNATIONAL SALES
International net revenues accounted for approximately 19%, 18% and 16% of the Company's total net sales in fiscal 1998, 1997 and 1996, respectively. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollar, a relative strengthening in the U.S. dollar would increase the effective cost of the Company's products to international customers. The foregoing factors could reduce international sales of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

RISK OF MARKET WITHDRAWAL OR PRODUCT RECALL
Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. The Company has in the recent past undertaken a voluntary recall of its ambulatory infusion pumps. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations.

There can be no assurance that the Company will be able to successfully take corrective actions if required, nor can there be any assurance that any such corrective actions will not force the Company to incur significant costs. In addition, there can be no assurance that the current recall or any future recalls will not cause the Company to face increasing scrutiny from its customers, which could cause the Company to lose market share or incur substantial costs in order to maintain existing market share.

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

There can be no assurance that the Company will be able to obtain FDA 510(k) clearance or PMA approval for its products under development or other necessary regulatory approvals or clearances on a timely basis or at all. Delays in receipt of or failure to receive U.S. or foreign clearances or approvals, the loss of previously obtained clearances or approvals, or failure to comply with existing or future regulatory requirements would have a material adverse effect on the Company's business, financial condition and results of operations.

PRODUCT LIABILITY RISK; LIMITED INSURANCE COVERAGE
The manufacture and sale of medical products entail significant risk of product liability claims. The Company maintains insurance with respect to such claims, but there can be no assurance that the Company's existing annual insurance coverage limits of $5 million per occurrence and $5 million in the aggregate will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage if and when products under development are successfully commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operations.

RISKS RELATING TO NEW PRODUCT DEVELOPMENT
The Company's success is dependent in part on the design and development of new products in the medical device industry. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial conditions and results of operations.

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

CONTROL BY DIRECTORS AND EXECUTIVE OFFICERS
The Company's directors and executive officers, in the aggregate, beneficially own approximately 24% of the Company's outstanding Common Stock. These shareholders, if acting together, could be able to control substantially all matters requiring approval by the shareholders of the Company, including the election of directors and the approval of mergers or other business combination transactions. Such concentration of ownership could discourage or prevent a change in control of the Company.

ADVERSE EFFECTS OF PREFERRED STOCK ON RIGHTS OF COMMON STOCK
The Board of Directors of the Company is authorized to issue, from time to time, without any action on the part of the Company's shareholders, up to 2,250,000 shares of Preferred Stock in one or more series, with such relative rights, preferences, privileges and restrictions as are determined by the Board of Directors at the time of issuance. Accordingly, the Board of Directors is empowered to issue Preferred Stock with dividend, liquidation, conversion, voting or other rights which could adversely affect the voting power or other rights of the holders of Common Stock. In the event of such issuance, the Preferred Stock could have the effect of discouraging, delaying or preventing a change in control of the Company.

VOLATILITY OF STOCK PRICE; NO DIVIDENDS
The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events and factors. In addition, the stock market has frequently experienced extreme price and volume fluctuations which have affected the market price for any companies for reasons unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate any cash dividends in the future.

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

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the year ended June 30, 1998.

                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol GISH. The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported on the NASDAQ National Market System.


                             FISCAL 1998                   FISCAL 1997
                      -----------------------       -----------------------
QUARTER ENDED           HIGH            LOW           HIGH            LOW
---------------------------------------------------------------------------
September 30          $   5.00       $   4.25       $   7.63       $   5.25
December 31               5.75           4.31           7.75           6.00
March 31                  4.94           4.06           7.25           5.38
June 30                   3.81           2.72           5.63           4.38


The Company has not previously paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. As of September 21, 1998, there were approximately 500 holders of record of the Company's Common Stock.

ITEM 6.    SELECTED FINANCIAL DATA


Year ended June 30,
In thousands, except per share data                   1998           1997           1996          1995          1994
----------------------------------------------------------------------------------------------------------------------
INCOME STATEMENT DATA:
Net sales                                           $ 20,283       $ 21,127       $ 23,022      $ 21,588      $ 21,114
Selling and marketing                                  4,618          3,955          3,688         2,575         1,962
Research and development                               1,019          1,345          1,408         1,125         1,326
General and administrative                             2,131          1,913          1,892         1,727         1,633
Distributor contract termination fee                      --             --            701            --            --
Goodwill impairment                                       --          1,824             --            --            --
Net income (loss)                                   $ (2,022)      $ (1,927)      $    329      $  1,682      $  1,267
----------------------------------------------------------------------------------------------------------------------
PER SHARE AMOUNTS:
----------------------------------------------------------------------------------------------------------------------
Basic net  income (loss) per share                  $   (.59)      $   (.57)      $    .10      $    .55      $    .42
Basic weighted average common shares                   3,439          3,389          3,161         3,086         3,026
Diluted net income (loss) per share                     (.59)          (.57)           .10           .52           .41
Diluted weighted average and common  equivalent
shares                                                 3,439          3,389          3,395         3,235         3,090
----------------------------------------------------------------------------------------------------------------------
BALANCE SHEET DATA:
----------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents                           $  3,497       $  3,977       $  3,314      $  4,326      $  6,125
Total assets                                          19,445         21,028         22,909        21,044        18,299
Working capital                                       14,431         15,341         14,895        14,807        13,206
Current ratio                                          9.1:1         12.2:1         10.2:1         7.7:1         9.5:1
Shareholders' equity                                  17,343         19,348         21,010        18,605        16,588
Book value per share                                    5.03           5.64           6.25          6.00          5.47
Return (loss) on average equity                          (11%)          (10%)            2%            9%            8%

SELECTED QUARTERLY FINANCIAL DATA

------------------------------------------------------------------------------------------------------------------
In thousands, except per share data Fiscal 1998    JUNE 30, 1998   Mar. 31, 1998   Dec. 31, 1997    Sept. 30, 1997
------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 5,247          $ 4,509          $ 5,209          $ 5,318
Gross profit                                             939            1,407            1,497            1,682
Income (loss) before income taxes                     (1,247)            (510)            (381)             148
Net income (loss)                                     (1,569)            (311)            (233)              91
------------------------------------------------------------------------------------------------------------------
Basic net income (loss) per share                       (.46)            (.09)            (.07)             .03
Basic average common shares                            3,445            3,443            3,439            3,430
------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                     (.46)            (.09)            (.07)             .03
Diluted average common and common equivalent
shares                                                 3,445            3,443            3,439            3,521
------------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------------
In thousands, except per share data Fiscal 1997   June 30,1997    Mar. 31, 1997     Dec. 31, 1996   Sept. 30, 1996
------------------------------------------------------------------------------------------------------------------
Net sales                                            $ 5,341          $ 5,133          $ 5,341          $ 5,313
Gross profit                                           1,812            1,450            1,683            1,800
Goodwill impairment                                    1,824               --               --               --
Income (loss) before income taxes                     (1,984)            (255)             (14)             101
Net income (loss)                                     (1,825)            (156)              (8)              62
------------------------------------------------------------------------------------------------------------------
Net income (loss) per share                             (.54)            (.05)              --              .02
Average common shares                                  3,390            3,384            3,381            3,370
------------------------------------------------------------------------------------------------------------------
Diluted net income (loss) per share                     (.54)            (.05)              --              .02
Diluted average common and common equivalent
shares                                                 3,390            3,384            3,381            3,589
------------------------------------------------------------------------------------------------------------------

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

During the fiscal year ended June 30, 1998 the infusion pump acquired from CMD was involved in an incident which precipitated the Company's decision to voluntarily cease sales of the infusion pump. The Company also decided to redesign the pump not utilizing the technology acquired from CMD. Consequently the Company has written off all remaining assets, principally inventory, property and equipment, associated with the infusion pump at June 30, 1998.

The total pump inventory expensed to cost of sales during the fourth quarter of fiscal 1998 was $464,400. Also expensed in the fourth quarter were fixed assets acquired for the manufacture of the pump amounting to a $363,000 charge to general and administrative expense.

Additionally, it was determined that the trade name EZ Flow had acquired such a poor reputation that it would not be used for the new infusion pump. The Company's new infusion pump is due to be submitted to the FDA for market approval during the third quarter of fiscal 1999. However, due to the issues involved with the EZ Flow infusion pumps market approval is not expected until fiscal 2000.

Income statement data

Sales for the year ended June 30, 1998 decreased by $843,500 or 4% as compared to fiscal 1997. Approximately $770,000 of the decrease was primarily due to a shift in distribution, as discussed below, and approximately $400,000 of such loss was attributable to lost sales in Louisiana due to Baxter Inc.'s acquisition of a perfusion service group customer of the company. These decreases in sales were offset, in part, by sales of the Vision oxygenator and increases in the Company's sales of non cardiovascular products.

In February 1998, the Company ceased doing business with both Specialized Medical Systems (SMS) and CardioVascular Concepts (CVC). For the fiscal year ended, June 30, 1997 SMS and CVC represented 15% and 7% of the Company's total sales, respectively. However, the two distributors only accounted for 12% and 5%, respectively, of the Company's gross profit for the same period.

The Company engaged, during the second quarter of fiscal 1998, a direct sales force of seven persons to replace the two distributor sales organizations. The Company retained a substantial portion of the total existing distributor business in these regions at higher margins.

The conversion of these territories to direct sales representation afforded the Company better marketing opportunities with respect to the new oxygenator. Gish had previously excluded these two territories from its initial marketing plan for the launch of its new Vision(TM) oxygenator, effected in January 1998, because these distributors represented a competing oxygenator product. The conversion of these territories to a direct sales force, has allowed the Company to be able to sell the Vision(TM) in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors without limitations.

Sales for the year ended June 30, 1997 decreased by $1,895,500 or 8% as compared to fiscal 1996. The decrease was primarily due to the acquisition by Baxter, Inc. of several perfusion service groups which were previously customers of the Company, average selling price declines for cardiac surgery products and low level of infusion pump sales due to software problems.

Cost of sales for the year ended June 30, 1998 was 73% of sales as compared to 69% of sales for the year ended June 30, 1997. The increase in cost of sales is primarily due to the write off of the infusion pump inventory and increases in other inventory reserves. In the aggregate these write offs total $704,500, or 3% of sales. Additionally, the lower volumes experienced this fiscal year due to the conversion of the two distributor territories increased fixed overhead as a percentage of total product costs.

Cost of sales for the year ended June 30, 1997 was 69% of sales as compared to 65% of sales for the year ended June 30, 1996. The increase in cost of sales is primarily due to decreases in average selling prices of cardiovascular products and an unfavorable product mix .

Selling and marketing expenses for the year ended June 30, 1998 increased $663,200 or 17% over fiscal 1997 due to the addition of seven direct sales representatives to replace two former distributors and increased marketing efforts associated with the launch of the company's Vision oxygenator.

Selling and marketing expenses for the year ended June 30, 1997 increased $267,000 or 7% over fiscal 1996 due to increased salaries and commission expenses related to the Company's direct sales force.

Research and development expenses for the year ended June 30, 1998 decreased 24% or $326,000 due to the completion of the oxygenator development program and unfilled staff positions. The Company is currently restaffing the research and development department and is reevaluating the focus of its research and development efforts.

Research and development expenses for the year ended June 30,1997 remained constant at 6% of sales as compared to fiscal 1996.

General and administrative expenses for fiscal 1998 increased $218,000 or 11% over fiscal 1997 primarily due to a $363,000 write off of fixed assets associated with the infusion pump business acquired from CMD.

General and administrative expenses for fiscal 1997 remained relatively consistent with general and administrative expenses for fiscal 1996.

The Company also incurred a one-time expense of $701,200 during the first quarter of fiscal 1996, which represented payments due to a former distributor as compensation for the termination of its contract with the Company.

The provision (benefit) for taxes is based upon a combined federal and state effective tax rate of 39% for all years presented less valuation allowances of $680,200 in fiscal 1998 and $617,500 in fiscal 1997 against the Company's deferred tax assets. The valuation allowances reflect the uncertainty in utilizing the Company's net loss carryforwards in future periods.

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from considering price increases.

Year 2000

The Year 2000 Problem in computers arises from the common computer industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read date "00," the computer may default to the year "1900" rather than the correct "2000". This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the conduct of business.

The Company has reviewed its significant or critical computerized financial, operations and facility management computer systems. These systems utilize licensed third party software most of which was converted in 1997 so as to be year 2000 compliant at no additional cost to the Company. The Company's third party vendors for the remaining systems have committed to be year 2000 compliant by the end of calendar 1998 at no additional charge to the Company.

The Company has also reviewed and analyzed all of its products which contain a software component and has determined that none of these electronic products are vulnerable to year 2000 issues.

The Company plans to institute a year 2000 compliance program for its significant vendors and customers during fiscal 1999 to evaluate the risks and potential impact on the Company of their non compliance. Year 2000 compliance issues will be addressed during the Company's routinely scheduled vendor audits and should not represent a material expense. In the event that any significant vendor is unable to provide reasonable assurances to the Company of its year 2000 compliance the Company intends to evaluate and qualify alternate sources of supply on a case-by-case basis.

Liquidity and capital resources:

At June 30, 1998, the Company had $14,431,000 of working capital, a decrease of $909,700 from working capital at June 30, 1997. The decrease is primarily due to cash used in operations of $519,000, the largest component of which is $911,200 for increases in inventory levels to improve customer service levels in the new direct territories.

 At June 30, 1997, the Company had $15,340,700 of working capital, an increase of $445,400 from working capital at June 30, 1996. The increase is primarily due to cash generated by operations, net of property and equipment purchases.

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

For the period ended June 30, 1998 cash provided by investing activities of $22,300 was primarily due to the sale of short-term investments offset by purchases of property and equipment for use in the manufacture of new and existing products as well as improvements to the Company's information systems.

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

For the periods ended June 30, 1998, 1997 and 1996 cash provided by financing activities of $16,700, $180,700 and $81,000, was primarily due to proceeds from the exercise of stock options and the tax benefit thereof.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1999.

ITEM 8.       FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA



                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying consolidated balance sheets of Gish Biomedical, Inc. as of June 30, 1998 and 1997, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gish Biomedical, Inc. at June 30, 1998 and 1997, and the consolidated results of its operations and its cash flows for each of the three years in the period ending June 30, 1998, in conformity with generally accepted accounting principles.


                                       /s/ ERNST & YOUNG LLP


Orange County, California
September 14, 1998

                           CONSOLIDATED BALANCE SHEETS


As of June 30                                                                           1998                   1997
-------------                                                                        ------------          ------------
ASSETS
CURRENT ASSETS:
  Cash and cash equivalents                                                          $  3,497,100          $  3,977,100
  Short-term investments                                                                  581,700             1,031,600
  Accounts receivable, net of allowance for doubtful
    accounts of $209,500 in 1998 and $187,300 in 1997                                   3,588,800             3,970,100
  Income tax refund receivable                                                            754,300               217,500
  Inventories                                                                           7,609,900             6,698,700
  Deferred tax assets                                                                          --               646,000
  Other assets                                                                            177,300               162,500
                                                                                     ------------          ------------
    TOTAL CURRENT ASSETS                                                               16,209,100            16,703,500
                                                                                     ============          ============
PROPERTY AND EQUIPMENT, AT COST:
  Leasehold improvements                                                                2,685,000             2,910,800
  Machinery and equipment                                                               1,721,200             1,877,600
  Molds, dies and tooling                                                               3,363,900             3,938,900
  Office furniture and equipment                                                        1,406,300             1,659,600
                                                                                     ------------          ------------
    Total property and equipment                                                        9,176,400            10,386,900
  Less accumulated depreciation                                                        (6,089,800)           (6,374,100)
                                                                                     ------------          ------------
    NET PROPERTY AND EQUIPMENT                                                          3,086,600             4,012,800
Deferred tax assets                                                                            --               194,000
Other assets, net of accumulated patent amortization of $284,600 in 1998
 and $260,400 in 1997                                                                     149,400               117,700
                                                                                     ------------          ------------
                                                                                     $ 19,445,100          $ 21,028,000
                                                                                     ============          ============
LIABILITIES AND SHAREHOLDERS' EQUITY
CURRENT LIABILITIES:
  Accounts payable                                                                   $  1,100,700          $    729,400
  Accrued compensation and related items                                                  665,700               533,700
  Other accrued liabilities                                                                11,700                99,700
                                                                                     ------------          ------------
    TOTAL CURRENT LIABILITIES                                                           1,778,100             1,362,800
Deferred rent                                                                             324,400               317,300
Commitments
SHAREHOLDERS' EQUITY:
  Preferred stock, 2,250,000 shares authorized; no shares outstanding
  Common stock, no par value, 7,500,000 shares authorized;
    3,444,632 shares issued and outstanding (3,430,145 shares in 1997)                 10,113,800            10,078,300
  Note receivable - officer stock purchases                                               (53,800)              (35,000)
  Retained earnings                                                                     7,282,600             9,304,600
                                                                                     ------------          ------------
    TOTAL SHAREHOLDERS' EQUITY                                                         17,342,600            19,347,900
                                                                                     ------------          ------------
                                                                                     $ 19,445,100          $ 21,028,000
                                                                                     ============          ============

See accompanying notes

                      CONSOLIDATED STATEMENT OF OPERATIONS

Year Ended June 30                                     1998              1997              1996
------------------                                 ------------      ------------      ------------
Net sales                                          $ 20,283,400      $ 21,126,900      $ 23,022,400
Cost of sales                                        14,758,700        14,475,500        15,062,400
                                                   ------------      ------------      ------------
  Gross profit                                        5,524,700         6,651,400         7,960,000
                                                   ------------      ------------      ------------
OPERATING EXPENSES:
  Selling and marketing                               4,617,700         3,954,500         3,687,500
  Research and development                            1,019,400         1,345,400         1,407,500
  General and administrative                          2,130,800         1,912,800         1,892,000
  Goodwill impairment                                        --         1,824,200                --
  Distributor contract termination fee                       --                --           701,200
  Interest income                                       253,600           233,300           267,400
                                                   ------------      ------------      ------------
Income (loss) before provision for taxes             (1,989,600)       (2,152,200)          539,200
Provision (benefit) for income taxes                     32,400          (225,000)          210,300
    Net income (loss)                              $ (2,022,000)     $ (1,927,200)     $    328,900
Basic net income (loss) per share                  $      (0.59)     $      (0.57)     $       0.10
Basic weighted average common shares                  3,438,700         3,388,700         3,160,500
                                                   ------------      ------------      ------------
Diluted net income (loss) per share                $      (0.59)     $      (0.57)     $       0.10
Diluted weighted average and common equivalent
shares                                                3,438,700         3,388,700         3,394,500


See accompanying notes

                 CONSOLIDATED STATEMENT OF SHAREHOLDERS' EQUITY


                                                        Common Stock
                                                 ----------------------------
                                                   Number of                       Note            Retained
                                                    Shares          Amount       Receivable         Earnings          Total
                                                 ------------    ------------    ----------      ------------     ------------
Balance at June 30, 1995                            3,101,129    $ 7,761,800     $(60,000)        $10,902,900      $18,604,700
                                                 ------------    -----------     --------         -----------      -----------
Issuance of stock for purchase of assets,
  net of issuance cost                                240,240      1,995,200           --                  --        1,995,200
Exercise of options                                    22,075         62,800           --                  --           62,800
Tax benefit of options exercised                           --          8,200           --                  --            8,200
Payment on note receivable from officer                    --             --       10,000                  --           10,000
Net income                                                 --             --           --             328,900          328,900
                                                 ------------    -----------     --------         -----------      -----------
Balance at June 30, 1996                            3,363,444    $ 9,828,000     $(50,000)        $11,231,800      $21,009,800
                                                 ------------    -----------     --------         -----------      -----------
Issuance of stock per employment
  agreement                                            13,876         84,600           --                  --           84,600
Exercise of options                                    52,825        128,000           --                  --          128,000
Tax benefit of options exercised                           --         37,700           --                  --           37,700
Payment on note receivable from officer                    --             --       15,000                  --           15,000
Net loss                                                   --             --           --          (1,927,200)      (1,927,200)
                                                 ------------    -----------     --------         -----------      -----------
BALANCE AT JUNE 30, 1997                            3,430,145    $10,078,300     $(35,000)        $ 9,304,600      $19,347,900
                                                 ------------    -----------     --------         -----------      -----------
EXERCISE OF OPTIONS                                    14,487         35,500       18,800                  --           16,700
                                                 ------------    -----------     --------         -----------      -----------
NET LOSS                                                   --             --           --          (2,022,000)      (2,022,000)
                                                 ============    ===========     ========         ===========      ===========
BALANCE AT JUNE 30, 1998                            3,444,632    $10,113,800     $(53,800)        $ 7,282,600      $17,342,600
                                                 ============    ===========     ========         ===========      ===========


See accompanying notes

                      CONSOLIDATED STATEMENT OF CASH FLOWS


Year Ended June 30                                            1998             1997           1996
------------------                                         -----------     -----------     -----------
OPERATING ACTIVITIES:
    Net income (loss)                                      $(2,022,000)    $(1,927,200)    $   328,900
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation                                           934,800         910,900         801,500
        Amortization                                            24,200         172,600          71,800
        Loss on disposal of assets                             363,100              --              --
        Issuance of stock per employment contracts                  --          84,600              --
        Impairment of goodwill                                      --       1,824,200              --
        Deferred rent                                            7,100          34,700          54,700
        Deferred income taxes                                  840,000        (118,000)       (101,400)
        Changes in operating assets and liabilities           (666,200)        104,800      (2,714,100)
                                                           -----------     -----------     -----------
      Net cash provided (used) by operating activities        (519,000)      1,086,600      (1,558,600)
                                                           ===========     ===========     ===========
INVESTING ACTIVITIES:
    Purchase of short-term investments                         (50,700)             --      (1,031,600)
    Sale of short-term investments                             500,600              --       2,987,700
    Purchases of property and equipment                       (379,700)       (587,000)       (765,000)
    Purchase of other long-term assets                         (55,900)        (17,400)        (43,600)
    Proceeds from sale of assets                                 8,000              --              --
    Payment for acquisition                                         --              --        (681,700)
                                                           -----------     -----------     -----------
      NET CASH PROVIDED (USED) BY INVESTING ACTIVITIES          22,300        (604,400)        465,800
                                                           ===========     ===========     ===========
FINANCING ACTIVITIES:
    Proceeds from exercise of options                           16,700         128,000          62,800
    Tax benefit of options exercised                                --          37,700           8,200
    Payments on note receivable from officer                        --          15,000          10,000
                                                           -----------     -----------     -----------
      NET CASH PROVIDED BY FINANCING ACTIVITIES                 16,700         180,700          81,000
                                                           ===========     ===========     ===========
Net increase (decrease) in cash and cash equivalents          (480,000)        662,900      (1,011,800)

Cash and cash equivalents at beginning of year               3,977,100       3,314,200       4,326,000
                                                           -----------     -----------     -----------
Cash and cash equivalents at end of year                   $ 3,497,100     $ 3,977,100     $ 3,314,200
                                                           -----------     -----------     -----------

SUPPLEMENTAL SCHEDULE OF NONCASH INVESTING ACTIVITIES
Fair value of assets acquired                                       --              --     $   668,200
Excess of purchase price over net assets acquired                   --              --       2,008,700
                                                           -----------     -----------     -----------
                                                                    --              --     $ 2,676,900
Common stock issued, net of issuance cost                           --              --      (1,995,200)
                                                           -----------     -----------     -----------
Payment for acquisition                                             --              --     $   681,700
                                                           ===========     ===========     ===========


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

           The accounting policies that affect the more significant elements of the accompanying consolidated financial statements are summarized below:

           SHORT-TERM INVESTMENTS
           Short-term investments reported in the balance sheet are held to maturity and are recorded at cost which approximates fair market value. Short-term investments consists of government backed securities and short-term certificates of deposit with a maturity date of less than one year.

           FAIR VALUES OF FINANCIAL INSTRUMENTS
           FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair values of cash and equivalents, accounts receivable and accounts payable at June 30, 1998 and 1997 approximated their carrying amounts due to the relatively short maturity of these items.

           INVENTORIES
           Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

           YEAR ENDED                             JUNE 30, 1998       JUNE 30, 1997
           ----------                             -------------       -------------
           Raw materials                           $3,971,500          $3,529,800
           Work in progress                         1,082,600           1,225,800
           Finished goods                           2,555,800           1,943,100
                                                   ----------          ----------
           Total inventories                       $7,609,900          $6,698,700
                                                   ==========          ==========

           PROPERTY AND EQUIPMENT
           Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

           Leasehold improvements                  Term of lease
           Machinery and equipment                 5 years
           Molds, dies and tooling                 5 years
           Office furniture and equipment          4 - 8 years

           In fiscal 1998 the Company decided to abandon all the property and equipment associated with the acquisition of the EZ Flow infusion pump from CMD (see Note 11). This has resulted in a write-off of $363,100 on the disposal of those fixed assets.

           GOODWILL AND OTHER INTANGIBLES
           Goodwill resulting from acquisitions represented the excess of the purchase price over the fair value of net assets acquired and was being amortized on a straight line basis over 10 years. In fiscal 1997 the Company wrote-off all remaining goodwill, which related solely to the acquisition of CMD, aggregating $1,824,200 since it was deemed to be impaired (see Note 11). Other intangible assets (patents) are being amortized on the straight-line method over 6 years.

           REVENUE RECOGNITION
           Revenue is recognized at the time of shipment to the customer. The customer's right of return is limited to damaged or defective products.

           RESEARCH AND DEVELOPMENT COSTS
           Research and development costs related to the development of new products and improvements of existing products are expensed as incurred.

           EARNINGS PER SHARE
           In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The adoption of this new accounting standard did not have a material effect on previously reported earnings per share.


                                                                           1998             1997             1996
                                                                        -----------      ------------     -----------
           Numerator:
           Numerator for basic and diluted income (loss) per share      $(2,022,000)     $(1,927,200)     $   328,900
                                                                        -----------      ------------     -----------
           Denominator:
           Denominator for basic income per share-weighted-
              average shares                                              3,438,700        3,388,700        3,160,500
           Effect of dilutive securities:
           Employee stock options                                                --               --          234,000
           Denominator for diluted income (loss) per share-adjusted
              weighted-average shares                                     3,438,700        3,388,700        3,394,500

           Basic income (loss) per share                                $      (.59)     $      (.57)     $       .10

           Diluted income (loss) per share                              $      (.59)     $      (.57)     $       .10
                                                                        ===========      ============     ===========

           STATEMENT OF CASH FLOWS


                Changes in operating assets and liabilities               1998             1997               1996
                                                                        ---------       ----------        -----------
                Accounts receivable                                     $ 381,300        $ 107,900        $  (735,800)
                Income tax refund receivable                             (536,800)        (217,500)                --
                Inventories                                              (911,200)         385,000         (1,313,600)
                Other current assets                                      (14,800)          83,200            (74,100)
                Accounts payable                                          371,300         (255,100)            40,200
                Accrued compensation and related items                    132,000          (38,100)             8,400
                Accrued income taxes                                           --               --           (570,900)
                Other accrued liabilities                                 (88,000)          39,400            (68,300)
                                                                        ---------        ---------        -----------
           Net change in operating assets and liabilities               $(666,200)       $ 104,800        $(2,714,100)
                                                                        =========        =========        ===========

           The Company paid $71,200, $214,500, and $985,500 in federal and state income tax during the years ended June 30, 1998, 1997, and 1996, respectively.

           The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

           STOCK OPTIONS
           The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretation in accounting for its employee stock options because, as discussed in Note 7, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           RECENT ACCOUNTING PRONOUNCEMENTS
           In June 1997, the FASB issued Statement No. 130, "Reporting Comprehensive Income", which established standards for financial statements. Comprehensive income is comprised of net income plus or minus specified changes in stockholders' equity. Statement No. 130 is effective for fiscal years beginning after December 15, 1997 and requires restatement of earlier periods presented. Also in June 1997, the FASB issued Statement No. 131, "Disclosures about Segments of an Enterprise and Related Information", which requires publicly-held companies to report financial descriptive information about its operating segments in financial statements issued. Statement No. 131 is effective for fiscal years beginning after December 31, 1997 with prior year information concerning segments conformed to the new standard.

           RECLASSIFICATIONS
           Certain amounts in the consolidated financial statements have been reclassified to conform to presentations adopted in 1998.

2.         CREDIT FACILITY
           On June 30, 1998, the Company had available a secured $1,000,000 revolving credit facility bearing interest at the bank's prime rate (8.50% at June 30, 1998). The loan is secured by substantially all of the Company's assets. The line is renewable annually in October. At June 30, 1998, the revolving credit facility had no outstanding balance.

           The Company is restricted from the payment of dividends, mergers or acquisitions and other material transactions without the bank's consent during the term of the line of credit. The Company was not in compliance with all covenants at June 30, 1998.

3.         ANALYSIS OF RESERVE ACCOUNTS

                                                         BALANCE AT      ADDITIONS
                                                        BEGINNING OF    CHARGED TO                    BALANCE AT
                                                            YEAR         EXPENSE       DEDUCTIONS     END OF YEAR
                                                         ----------     ----------     ----------     ----------
           ALLOWANCE FOR DOUBTFUL  ACCOUNTS:
                JUNE 30, 1998                            $187,300       $ 24,000       $  1,800       $  209,500
                JUNE 30, 1997                            $180,800       $ 24,000       $ 17,500       $  187,300
                JUNE 30, 1996                            $168,800       $ 12,000             --       $  180,800
                                                         --------       --------       --------       ----------
           RESERVE FOR INVENTORY:
                JUNE 30, 1998                            $465,800       $240,200       $117,500       $  588,500
                JUNE 30, 1997                            $482,500       $ 92,000       $108,700       $  465,800
                JUNE 30, 1996                            $545,400             --       $ 62,900       $  482,500
                                                         --------       --------       --------       ----------
           VALUATION RESERVE FOR DEFERRED TAX ASSETS
                JUNE 30, 1998                            $617,500       $680,200       $     --       $1,297,700
                JUNE 30, 1997                            $     --       $617,500       $     --       $  617,500
                JUNE 30, 1996                            $     --       $     --       $     --       $       --
                                                         --------       --------       --------       ----------


4.         BENEFIT PLAN
           The Company has a Salary Reduction Profit Sharing Plan, ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. The Company matches up to $250 of annual contributions by each qualifying employee. Total Company contributions to the Plan were $54,300, $57,000, and $48,900 for fiscal years ended June 30, 1998, 1997 and 1996, respectively.

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


           YEAR ENDED JUNE 30                             1998           1997           1996
                                                       ---------      ---------      ---------
           CURRENT:
                State                                  $ (12,400)     $  43,000      $  96,000
                Federal                                 (635,400)      (150,000)       215,700
                                                       ---------      ---------      ---------
                                                        (647,800)      (107,000)       311,700
           DEFERRED:
                State                                    279,200        (65,000)       (41,100)
                Federal                                  401,000        (53,000)       (60,300)
                                                       ---------      ---------      ---------
                                                         680,200       (118,000)      (101,400)
                                                       ---------      ---------      ---------
                Total                                  $  32,400      $(225,000)     $ 210,300
                                                       =========      =========      =========


           The provision for taxes based on income differs from the amount computed by applying the statutory federal income tax rate as follows:

           YEAR ENDED JUNE 30                                   1998           1997          1996
                                                             ---------      ---------      --------
                 Income tax at statutory rate                $(676,000)     $(732,000)     $183,300
                 State tax, net of federal benefit              (8,000)      (130,000)       38,000
                 Other, net                                     36,200         19,500       (11,000)
                 Valuation allowance                           680,200        617,500            --
                                                             ---------      ---------      --------
                                                             $  32,400      $(225,000)     $210,300
                                                             =========      =========      ========

           Deferred income taxes reflect the tax effects of temporary differences between the value of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. Significant components of the Company's net deferred tax assets and liabilities as of June 30, 1998 and 1997 are:


           DEFERRED TAX ASSETS                                           1998           1997
                                                                     -----------      ---------
           Accounts receivable and inventory reserves                $   342,000      $ 283,000
           Inventory capitalization                                      205,000        167,000
           Book over tax depreciation                                     52,000             --
           Accrued expenses and others                                   281,700        323,000
           Net operating loss carryforward                               402,000             --
           Tax credit carryforward                                       160,000             --
           Goodwill                                                           --        815,000
           Valuation allowance                                        (1,297,700)      (617,500)
                                                                     -----------      ---------
           Total deferred tax assets                                 $   145,000      $ 970,500
                                                                     ===========      =========


           DEFERRED TAX LIABILITIES                                      1998           1997
                                                                     -----------      ---------
           Tax over book depreciation                                $        --      $  76,600
           State franchise/income tax                                    145,000         53,900
                                                                     -----------      ---------
           Total deferred tax liabilities                            $   145,000      $ 130,500
                                                                     ===========      =========
           Net deferred taxes                                                 --      $ 840,000
                                                                     ===========      =========
           Current deferred tax assets, net of current
           deferred tax liabilities                                           --      $ 646,000
           Non-current deferred tax assets, net of non-
           current deferred tax liabilities                                   --        194,000
                                                                     -----------      ---------
           Net deferred taxes                                        $        --      $ 840,000
                                                                     ===========      =========

           The Company has net operating loss carryforwards of approximately $700,000 and $1,800,000 for federal and state tax purposes respectively. For financial reporting purposes the Company recognized valuation allowances against the net deferred asset of $680,200 and $617,500 in fiscal years 1998 and 1997, respectively. As of June 30, 1998 the valuation allowance fully offsets the Company's net deferred tax assets because management cannot assess that it is likely they will be utilized. This is due to the Company's reported losses in 1998 and 1997, a lack of net operating loss carryback potential, and a lack of other tax planning alternatives to permit realization of the deferred tax assets.

6.         SEGMENT INFORMATION
           The Company operates in one industry segment, the manufacturer of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1998 the Company believes it has no significant concentrations of credit risk.

           The Company derived the following percentages of its net sales from its significant distributors:

           1998        1997         1996
           ----        ----         ----
            8%          15%          12%          Specialized Medical Systems
            2%           7%           7%          CardioVascular Concepts, Inc.

           In September 1997, the Company was informed by both Specialized Medical Systems and CardioVascular Concepts that they were electing to terminate their distributor relationships with the Company, which occurred in February 1998.

           Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,862,700, in 1998, $3,864,700 in 1997, and $3,758,600
           in 1996. All sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

7.         STOCK OPTION PLAN

           The Company has an Officers, Directors and Key Employee Incentive Plan (the "1981 Plan") authorizing stock options, stock bonuses and cash incentive awards, an Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan - 1987 (the "1987 Plan") authorizing stock options and rights to purchase restricted stock and a Gish Biomedical, Inc. 1997 Stock Incentive Plan (the "1997 Plan"). Stock options granted under these Plans may be either incentive stock options as defined in the Internal Revenue Code ("incentive options"), or options that do not qualify as incentive options ("non-qualified options"). The number of shares of the Company's common stock approved for issuance under the 1981 Plan and the 1987 Plan is 487,500 and 1,025,000, respectively.

           During fiscal 1998 the Company canceled 739,000 options at exercise prices ranging from $7.13 to $3.58 and regranted such options at a replacement rate of .67 to 1 and at an exercise price of $2.72. All other terms of these options were unchanged.

           The Company realized tax benefits of $37,700 and $8,200 in 1997, and 1996 respectively, from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. No charges have been made to income in accounting for the options.

           The following table summarizes information about stock options outstanding under the 1981, 1987 and 1997 plans combined:

                                                                     Number of      Weighted Average
                                                                       Shares        Exercise Price
                                                                      --------       --------------
           Options outstanding at June 30, 1995                        792,637           $   4.63
                Granted                                                 25,000               5.75
                Canceled                                                (1,500)              6.38
                Exercised                                              (22,075)              3.26
                                                                      --------           --------
           Options outstanding at June 30, 1996                        794,062           $   4.94
                Granted                                                 34,000               5.27
                Canceled                                               (15,500)              6.09
                Exercised                                              (52,825)              2.45
                                                                      --------           --------

           Options outstanding at June 30, 1997                        759,737           $   5.11
                                                                      --------           --------
               Granted                                                 584,162               2.81
               Canceled                                               (766,250)              5.15
               Exercised                                               (14,487)              2.45
                                                                      ========           ========
           Options outstanding at June 30, 1998                        563,162           $   2.74
                                                                      ========           ========

           As of June 30, 1998, 563,162 options are outstanding of which 515,003 are exercisable. Additionally, 430,500 options remain available for grant. As of June 30, 1997, 751,737 were exercisable and 16,535 options were available for grant.

           The weighted average fair values of options granted were $.92, $2.41 and $2.40 in fiscal 1998, 1997 and 1996, respectively.

           A summary of options outstanding and exercisable as of June 30, 1998 follows:


                                                                          Weighted-Average
           Options             Exercise Price        Weighted-Average         Remaining           Options         Weighted-Average
         Outstanding               Range              Exercise Price       Contractual Life     Exercisable        Exercise Price
         -----------               -----              --------------       ----------------     -----------        --------------
           492,662              2.72 - 2.72                2.72                  1.88             489,003                 2.72
            70,500              2.81 - 4.75                2.86                  4.98              26,000                 2.95


8.         ACCOUNTING FOR STOCK BASED COMPENSATION

           The Company has elected to follow Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees" (APB25) and related interpretations in accounting for its employee stock options, because as discussed below, the alternative fair value accounting provided for under FASB Statement No. 123 "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

           Adjusted pro forma information regarding net income (loss) and per share amounts, determined as if the Company had accounted for its employee stock options under the fair value method of SFAS 123, is required when an enterprise elects the disclosure only provision of that Statement of Financial Accounting Standards. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1998, 1997 and 1996: risk free interest rate of 6.3%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .478 and a weighted-average expected life of the option of 3.9 years for all periods.

           The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options which have no vesting restrictions and are fully transferable. In addition, option valuation models require the input of highly subjective assumptions including the expected stock price volatility. Because the Company's employee stock options have characteristics significantly different from those of traded options, and because changes in the subjective input assumptions can materially affect the fair value estimate, in management's opinion, the existing models do not necessarily provide a reliable single measure of the fair value of its employee stock options.

           Pro forma disclosures required by SFAS No. 123 include the effects of all stock option awards granted by the Company from July 1, 1995 through June 30, 1998. During the phase-in period, the effects of applying this statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income
           (loss) for future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                       1998                      1997                      1996
                                                    -----------               -----------               ---------
           Pro forma net income (loss)              $(2,476,900)              $(1,988,500)              $ 269,000
           Pro forma diluted earnings
           (loss) per share                         $      (.72)              $      (.59)              $     .08

9.         OPERATING LEASES

           The Company is committed to a ten year operating lease for its primary office and manufacturing facilities, which commenced December 15, 1992. The Company will not fully occupy the new facility for some time and is subleasing approximately a third of the space. The Company's sublease income was $163,900, $161,400 and $143,700 for the years ended June 30, 1998 and 1997 and 1996 respectively. Rent expense for financial statement purposes is computed on a straight-line basis over the term of the initial lease. The excess of straight-line expense over cash payments during the year is shown as a deferred rent liability.

           Aggregate future minimum rental payments on a cash basis required under operating leases for office and manufacturing space which have initial or remaining non-cancelable lease terms in excess of one year are as follows: $752,700; $778,600; $809,800; $842,200 and $386,600 for the fiscal years ending June 30, 1999; 2000; 2001; 2002 and 2003 respectively for a total of $3,569,900.

           Rent expense charged to operations was $727,100, $763,400, and $798,300 for the years ended June 30, 1998, 1997 and 1996, respectively.

10.        STOCK PURCHASE
           During the year ended June 30, 1991 the Company loaned $100,000 to the President and Chairman of the Board for the exercise of Gish common stock options. During the year ended June 30, 1998, an additional loan of $18,800 was made and the note was renewed. The note balance at June 30, 1998 is $53,800 which is secured by Company stock, bears interest at 5.5% and is due within one year.

11.        INFUSION PUMP BUSINESS
           On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired in the Company's financial statements from September 13, 1995. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD occupied. During the quarter ended December 31, 1996, the Company ceased to utilize the building for manufacturing and was released from the lease as of February 28, 1997. The Company had also executed one-year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria. As of December 31, 1996, 13,876 such shares were issued. During the quarter ended December 31, 1996 two of those key employees were terminated. Additionally, a third employee under contract resigned effective February 15, 1997.

           This acquisition was accounted for as a purchase and resulted in the recognition of $2,008,700 of goodwill.

           During the fourth quarter of fiscal 1997, the Company reviewed the goodwill resulting from acquisition of the assets and technology of the ambulatory infusion pumps because sales for the pump and related products in 1997 were only a quarter million dollars. In addition, the Company incurred additional marketing and selling expenses of $560,000 as well as $145,000 in engineering expenses related to the ambulatory infusion pumps. The foregoing factors resulted in a negative cash flow for the pump product line. Due to its poor performance and negative margins, management believed it was unlikely that margins would improve in the near future nor would the product line generate positive cash flows. Accordingly, the Company recorded a $1.8 million of goodwill impairment in fiscal 1997 to write-off goodwill associated with this product line.

           During the fiscal year ended June 30, 1998 the infusion pump acquired from CMD was involved in an incident which precipitated the Company's decision to voluntarily cease sales of the infusion pump. The Company also decided to redesign the pump and not utilizing the technology acquired from CMD. Consequently the Company has written off all remaining assets, principally inventory, property and equipment, associated with the infusion pump at June 30, 1998. The table below sets forth the operating results of the infusion pump business for the past three fiscal years as if were an operating segment.


Infusion pump operations                        June 30, 1998             June 30, 1997             June 30, 1996
-----------------------------------------------------------------------------------------------------------------
Sales (returns)                                  $  (141,000)              $    34,400               $   545,600
Cost of sales                                          6,700                     9,600                   360,200
                                                 -----------               -----------               -----------
Gross profit (loss)                                 (147,700)                   24,800                   185,400
Research and development expenses                         --                   145,500                   323,400
Selling and marketing expenses                        88,000                   560,800                   403,800
General and administrative expenses                   21,200                   316,200                   221,700
                                                 -----------               -----------               -----------
Total operating expenses                             109,200                 1,022,500                   948,900
                                                 -----------               -----------               -----------

Operating loss                                      (256,900)                 (997,700)                 (763,500)
Goodwill impairment                                       --                 1,824,200                        --
Write off of plant and equipment                     363,100                        --                        --
Write off of inventory                               464,400                        --                        --
                                                 -----------               -----------               -----------
Contribution to pretax loss                      $(1,084,400)              $(2,821,900)              $  (763,500)
                                                 ===========               ===========               ===========


12.        FOURTH QUARTER ADJUSTMENTS
           During the fourth quarter the Company made certain adjustments to its financial statements based upon events and decisions occurring either during the fourth quarter of fiscal 1998 or which occurred shortly thereafter.

           EZFlow infusion pump adjustments
           During the third quarter of fiscal 1998 the Company made a decision to rewrite the software utilized by the EZFlow infusion pump. As a corollary to the software rewrite, decisions were made to enhance other aspects of the pump. The resulting design no longer utilized much of the components and tooling of the original pump. In the fourth quarter of fiscal 1998, the Company determined that the new design prohibits the upgrading of the existing pump inventory. Accordingly, the Company has written off infusion pump inventory associated with the old design of $464,400 and $363,000 of fixed assets (primarily tools and dies) associated with the EZFlow pump. The Company also recorded a provision of $88,000 for EZFlow pump returns from distributors. Additionally, the Company has determined that the EZFlow name has been tarnished in the marketplace to such an extent that the new infusion pump will bear no resemblance to the EZFlow infusion pump.


           Inventory reserve increases
           During fiscal 1997, the Company's myocardial management system, the MyoManager, failed to work as well clinically as it had in a laboratory setting. The Company began a redesign of this product in that year. During fiscal 1998, due to rather limited research and development resources, the Company focused on more urgent projects. Subsequent to the 1998 fiscal year end senior management reviewed the Company's research and development projects and assigned a lower priority to the completion of the MyoManager redesign. Consequently, the Company has provided an additional inventory reserve of $162,000 for MyoManagers and MyoManager components in inventory at June 30, 1998.

           Recognition of valuation allowance on deferred tax asset
           Internal projections for the fiscal year ended June 30, 1998 anticipated a return to profitability. This coupled with the ability to carryback net operating losses allowed management to conclude that the Company's deferred tax assets were recoverable. However, during the fourth quarter it was determined that all conditions necessary to permit a tax deduction for the fiscal 1997 write off of $1.8 million of goodwill established from the CMD acquisition were present. This deduction together with tax losses arising from fiscal 1998 operations allowed the Company to realize the tax benefit of all available net operating losses, and a valuation allowance was recognized for the remaining net deferred tax asset.

           A summary of fourth quarter adjustments follows:

           Infusion pump provision for sales returns                                              $   88,000
           Infusion pump write off to cost of goods sold                                             464,400
           MyoManager inventory reserve charged to cost of goods sold                                162,000
                                                                                                  ----------
           Total charges against gross profit                                                        714,400

           Infusion pump fixed asset write off to general and administrative expense                 363,000
           Increase in valuation allowance for deferred tax assets                                   680,200
                                                                                                  ----------
           Total non-recurring fourth quarter adjustments                                         $1,757,600
                                                                                                  ==========


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III


ITEM 10.             DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
The information under the captions "Election of Directors" and "Principal Shareholders" contained in the Company's definitive proxy statement for its 1998 Annual Meeting of Shareholders ("Proxy Statement") is incorporated herein by reference. The Proxy Statement will be filed with the Commission within the time period specified by General Instruction G to Form 10-K.

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

           Exhibit
           Number    Description
           ------    -----------

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

           10.3*     Incentive Stock Option, Non-qualified Stock
                     Option and Restricted Stock Purchase Plan- 1987, as amended (the "1987 Plan"), incorporated herein by this reference to Exhibit 4 to the Company's
                     Registration Statement on Form S-8, No. 33-36432.

           10.4* Form of Incentive Stock Option Agreement for use with the 1987 Plan, incorporated herein by this reference to Exhibit 4.3 to the Company's
                     Registration Statement on Form S-8, No. 33-19714
                     (the "S-8 Registration Statement").

           10.5* Form of Non-qualified Stock Option Agreement for use with the 1987 Plan, incorporated herein by this reference to Exhibit 4.4 to the S-8
                     Registration Statement.

           10.6*     Form of Restricted Common Stock Purchase
                     Agreement for use with the 1987 Plan,
                     incorporated herein by this reference to Exhibit
                     4.5 to the S-8 Registration Statement.

           10.7*     Form of 1997 Stock Incentive Plan (the "1997
                     Plan").

           10.8* Form of Option Agreement for the use with the 1997 Plan.

           10.9      Loan and Security Agreement dated November 30,
                     1995 between the Company and Sanwa Bank.
                     Incorporated herein by this reference to the Company's Report on the form 10-K for the year ended June 30, 1996.

           10.10* Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated herein by this reference to Exhibit 3(iv) to the Company's report on Form
                     10-K for the year ended June 30, 1989.

           10.11     Lease dated July 8, 1992 between the Company and
                     ISCO - Irvine North, Ltd. incorporated herein by this reference to the Company's Report on Form
                     10-K for the year ended June 30, 1993.

           10.12 Lease dated as of April 17, 1996, between the Company and LBI, a California General
                     Partnership. Incorporated herein by this reference to the Company's Report on the form
                     10-K for the year ended June 30, 1996

           10.13     Registration rights agreement dated April 17,
                     1996, between the Company and Creative Medical
                     Development, Inc., a Delaware Corporation.
                     Incorporated herein by this reference to the Company's Report on the form 10-K for the year ended June 30, 1996

           Exhibit
           Number    Description
           ------    -----------
           21.1      Subsidiaries of the Company.

           23        Consent of Ernst & Young LLP.

           25 Power of Attorney (included on signature page of this Annual Report on Form 10-K).

           27.1      Financial Data Schedule


(B)      Reports on Form 8-K
         None.


-------------
*Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                Title                                    Date
JACK W. BROWN                            President, Chairman                      September 28, 1998
---------------------------              Chief Executive Officer
JACK W. BROWN


JEANNE M. MILLER                         Vice President, Chief                    September 28, 1998
---------------------------              Financial Officer, and
JEANNE M. MILLER                         Corporate Secretary


RICHARD A. BRAUN
---------------------------              Director                                 September 28, 1998
RICHARD A. BRAUN


RAY R. COULTER
---------------------------              Director                                 September 28, 1998
RAY R. COULTER


RICHARD W. DUTRISAC
---------------------------              Director                                 September 28, 1998
RICHARD W. DUTRISAC


JAMES B. GLAVIN
---------------------------              Director                                 September 28, 1998
JAMES B. GLAVIN


JOHN S. HAGESTAD
---------------------------              Director                                 September 28, 1998
JOHN S. HAGESTAD

                                   SIGNATURES

Pursuant to the Requirements of Section 13 of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 28th day of September 1998.


                                   GISH BIOMEDICAL, INC.


                              By:  Jeanne M. Miller
                                   ------------------------
                                   Jeanne M. Miller
                                   Executive Vice President


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

                                 EXHIBIT INDEX
                                 -------------


EXHIBIT
NUMBER              DESCRIPTION
-------             -----------

10.7           Form of 1997 Stock Incentive Plan (the "1997
               Plan").

10.8 Form of Option Agreement for the use with the 1997 Plan.

21.1           Subsidiaries of the Company.

23             Consent of Ernst & Young LLP.

25 Power of Attorney (included on signature page of this Annual Report on Form 10-K).

27.1           Financial Data Schedule