Form 10-Q
period 1998-09-30
GISH BIOMEDICAL INC
filed 1998-11-13
CIK 700945

                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-Q


[x] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 1998
                              --------------------

                                              OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________________to___________________

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

                   2681 Kelvin Avenue Irvine, California 92614
--------------------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

Registrant's telephone number, including area code    (949)756-5485
                                                  ------------------------------

                                       N/A
--------------------------------------------------------------------------------
Former name, former address and former fiscal year, if changed since last report

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

        The number of shares outstanding of each of the issuer's classes of common stock, as of November 10, 1998: 3,450,632.

                              GISH BIOMEDICAL, INC.

                                      INDEX

PART I.        Financial Information                                                      Page
               ---------------------                                                      ----
Item 1:        Condensed Consolidated Financial Statements:

               Condensed Consolidated Balance Sheets as of September 30, 1998                3
               and June 30, 1998

               Condensed Consolidated Statements of Operations                               4
               for the three months ended September 30, 1998 and 1997

               Condensed Consolidated Statements of Cash Flows                               5
               for the three months ended September 30, 1998 and 1997

               Notes to Condensed Consolidated Financial Statements                      6 - 7


Item 2:        Management's Discussion and Analysis of
               Financial Condition and Results of Operations                            8 - 11


PART II.       Other Information
               -----------------

Item 6:        Exhibits and Reports on Form 8-K                                             11

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                 September 30, 1998        June 30, 1998
                                                                 ------------------        -------------
ASSETS                                                              (unaudited)
Current assets:
        Cash and cash equivalents                                   $  3,744,500           $  3,497,100
        Short-term investments                                           581,700                581,700
        Accounts receivable, net                                       3,128,500              3,588,800
        Income tax refund receivable                                     754,300                754,300
        Inventories                                                    7,408,900              7,609,900
        Prepaid expenses                                                 142,500                177,300
                                                                    ------------           ------------
               Total current assets                                   15,760,400             16,209,100

Property and equipment, at cost                                        9,232,600              9,176,400
        Less accumulated depreciation                                 (6,319,600)            (6,089,800)
                                                                    ------------           ------------
Net property and equipment                                             2,913,000              3,086,600

Other assets                                                             166,400                149,400
                                                                    ------------           ------------
                                                                    $ 18,839,800           $ 19,445,100
                                                                    ============           ============

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
        Accounts payable                                            $    793,800           $  1,100,700
        Accrued compensation and related items                           624,900                665,700
        Other accrued liabilities                                         12,000                 11,700
                                                                    ------------           ------------
               Total current liabilities                               1,430,700              1,778,100

Deferred rent                                                            319,900                324,400

Shareholders' equity:
        Preferred stock, 2,250,000 shares authorized;
           no shares outstanding
        Common stock, no par value, 7,500,000 shares
           authorized, 3,450,632 shares issued and
           outstanding (3,444,632 shares at June 30, 1998)            10,130,100             10,113,800
        Note receivable - officer stock purchase                         (53,800)               (53,800)
        Retained earnings                                              7,012,900              7,282,600
                                                                    ------------           ------------

        Total shareholders' equity                                    17,089,200             17,342,600
                                                                    ------------           ------------

                                                                    $ 18,839,800           $ 19,445,100
                                                                    ============           ============


                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                  1998               1997
                                               -----------        -----------
Net sales                                      $ 4,752,300        $ 5,317,700
Cost of sales                                    3,420,000          3,635,500
                                               -----------        -----------

Gross profit                                     1,332,300          1,682,200

Research and development                           229,000            237,400
Selling and marketing                            1,020,200            950,000
General and administrative                         425,500            419,800
                                               -----------        -----------

Total operating expenses                         1,674,700          1,607,200
                                               -----------        -----------

Operating income (loss)                           (342,400)            75,000

Interest income                                     72,700             73,400
                                               -----------        -----------

Income (loss) before provision for taxes          (269,700)           148,400
Provision for taxes                                     --             57,900
                                               -----------        -----------

Net income (loss)                              $  (269,700)       $    90,500

Basic net income (loss) per share              $      (.08)       $       .03

Basic weighted average common shares             3,447,145          3,430,342

Diluted net income (loss) per share            $      (.08)       $       .03

Diluted weighted average and common
  equivalent shares                              3,447,145          3,520,853


                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 THREE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (UNAUDITED)

                                                                      1998               1997
                                                                   -----------        -----------
Cash flows from operating activities:

        Net income (loss)                                          $  (269,700)       $    90,500
        Adjustments to reconcile net income to net cash
         provided by operating activities:
              Depreciation                                             229,800            233,900
              Amortization                                               6,100              6,100
              Deferred rent                                             (4,500)             2,600
              Changes in operating assets and liabilities              348,700            263,300
                                                                   -----------        -----------

                   Net cash provided by operating activities           310,400            596,400

Cash flows from investing activities:

        Purchases of property and equipment                            (56,200)          (106,900)
        Increase in other assets                                       (23,100)            (2,500)
                                                                   -----------        -----------

              Net cash used in investing activities                    (79,300)          (109,400)

Cash flows from financing activities:

        Payment (increase) in note receivable from officer                  --            (18,800)
        Proceeds from stock options exercised                           16,300             18,800
                                                                   -----------        -----------

              Net cash provided by financing activities                 16,300                 --

Net increase in cash and cash equivalents                              247,400            487,000
Cash and cash equivalents at beginning of period                     3,497,100          3,977,100
                                                                   -----------        -----------

Cash and cash equivalents at end of period                         $ 3,744,500        $ 4,464,100
                                                                   ===========        ===========


                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)

1.      General

        The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 1998 and 1997, and financial position at September 30, 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10- K for the year ended June 30, 1998.

        Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three months ended September 30, 1998 and 1997, the Company did not have any components of other comprehensive income as defined in SFAS 130.

        Statement of Cash Flows
        -----------------------

        Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

          Three months ended September 30,           1998              1997
          --------------------------------           ----              ----

          Decrease (increase) in:
          Accounts receivable                    $ 460,300        $ 493,500
          Inventories                              201,000         (328,800)
          Prepaid expenses                          34,800           (5,700)

          Increase (decrease) in:
          Accounts payable                        (306,900)          25,400
          Accrued compensation and related
           items                                   (40,800)          67,700
          Other accrued liabilities                    300           11,200
                                                 ---------        ---------
          Change in operating assets and
           liabilities                           $ 348,700        $ 263,300
                                                 =========        =========

The Company did not pay any interest or Federal and State income taxes during the three month period ended September 30, 1998.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                               SEPTEMBER 30, 1998
                                   (UNAUDITED)


2.      Inventories

        Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows:

                            September 30, 1998    June 30, 1998
                            ------------------    -------------

          Raw materials          $3,837,100        $3,971,500
          Work in progress          965,600         1,082,600
          Finished goods          2,606,200         2,555,800
                                 ----------        ----------

                                 $7,408,900        $7,609,900
                                 ==========        ==========

3.      Earnings per share

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

4.      Acquisition

        On April 17, 1996, the Company assumed ownership of the net assets and technology of Creative Medical Development in exchange for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock.

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

        During the fiscal year end June 30, 1998 the Company decided to redesign the pump not utilizing the technology acquired from CMD. Consequently, in the fourth quarter of fiscal 1998, the Company had written off all remaining assets, principally inventory, property and equipment associated with the infusion pump at June 30, 1998 and recognized charges aggregating $827,400.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1998

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS

Results of Operations:
----------------------
On April 17, 1996, the Company assumed ownership of the net assets and technology of Creative Medical Development (CMD) in exchange for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock.

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

During the fiscal year end June 30, 1998 the Company decided to redesign the pump not utilizing the technology acquired from CMD. Consequently, in the fourth quarter of fiscal 1998, the Company had written off all remaining assets, principally inventory, property and equipment associated with the infusion pump at June 30, 1998 and recognized charges aggregating $827,400.

Sales for the three month period ended September 30, 1998 were $4,752,000, a decrease of $566,000 or 11%, as compared to sales of $5,318,000 for the corresponding period of fiscal 1998. The decrease in sales was due primarily to the loss of two customers which purchased approximately $1,500,000 per year of private labeled custom tubing packs and a general industry wide price decline for cardiovascular products. These decreases in sales were offset, in part, by sales of the Vision(TM) oxygenator and increases in the Company's sales of non cardiovascular products.

In February 1998, the Company ceased doing business with two distributors of the Company's products, Specialized Medical Systems (SMS) and CardioVascular Concepts (CVC) . For the fiscal year ended, June 30, 1997 SMS and CVC represented 15% and 7% of the Company's total sales, respectively. However, the two distributors only accounted for 12% and 5%, respectively, of the Company's gross profit for the same period.

During the second quarter of fiscal 1998, the Company engaged a direct sales force of seven persons to replace the two distributor sales organizations. The Company retained a substantial portion of the total existing distributor business in these regions at higher margins.

The conversion of these territories from distributors to direct sales representation has afforded the Company better marketing opportunities with respect to its new Vision(TM) oxygenator. Gish had previously excluded these two territories from its initial marketing plan for the launch of the Vision, introduced in January 1998, because these distributors represented a competing oxygenator product. The conversion of these territories to a direct sales force has allowed the Company to be able to sell the Vision in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors in a broader geographic market.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1998

ITEM 2.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF OPERATIONS (continued)

Cost of sales for the period ended September 30, 1998 was 72% of sales as compared to 68% of sales for the corresponding period of fiscal 1998. The increase in cost of sales of 4% for the period ended September 30, 1998 is primarily due to fixed costs associated with excess capacity of approximately $250,000 combined with general price increases on materials, labor and other cost of sales components.

Research and development expenses for the period ended September 30, 1998 were comparable to the corresponding period of fiscal 1998. The Company anticipates increasing its investment in research and development over the next few fiscal quarters as it expands its development staff and project list. The Company is actively engaged in several new product development projects which will require expenditures approximating $325,000 per quarter for the foreseeable future.

Selling and marketing expenses for the period ended September 30, 1998 increased $70,000 or 7% over the corresponding period of fiscal 1998, such increase is due to the addition of seven direct sales representatives to replace two former distributors and increased marketing efforts associated with the launch of the Company's Vision oxygenator.

General and administrative expenses for the period ended September 30, 1998 remained relatively consistent with general and administrative expenses for the corresponding period of fiscal 1998. No signicant increases in general and administrative expenses are planned for the foreseeable future.

The provision (benefit) for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented entirely offset by a valuation allowance of $105,200 for the quarter ended September 30, 1998 against the Company's deferred tax assets. The valuation allowance reflects the uncertain ability of the Company to utilize its net loss carryforwards in future periods.

The effects of inflation have not been a significant factor in the results of the Company's operations. The cardiovascular surgery market has been experiencing downward competitive pricing pressures which are reflected in lower sales dollars per unit sold.

Year 2000
---------
The Year 2000 Problem in computers arises from the common computer industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read date "00," the computer may default to the year "1900" rather than the correct "2000". This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the conduct of business.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1998

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

Liquidity and capital resources:
--------------------------------

For the period ended September 30, 1998 cash provided by operations of $310,300 was primarily due to decreases in inventory and accounts receivable offset by a decrease in accounts payable and by cash used to fund unprofitable operations. As a result, in the quarter ended September 30, 1998 the Company's working capital decreased by $101,300.

For the period ended September 30, 1998 cash used in investing activities of $79,300 was primarily due to purchases of property and equipment for the manufacture of new products and to improve operating efficiencies.

For the period ended September 30, 1998 cash provided by financing activities of $16,300 was primarily due to proceeds from the exercise of stock options.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 1999.

This Quarterly Report on Form 10-Q contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-Q, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain key management personnel; and there may be other material adverse changes in the

Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company's targeted markets, (ii) the continued acquisition of the Company's customers by certain of its competitors and (iii) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forwarding-looking statements contained herein, which speak as of the date of this Report.

PART II.       OTHER INFORMATION

ITEM 6.        Exhibits and reports on Form 8K.

               27.1   Financial Data Schedule

None.

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1998



Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                         GISH BIOMEDICAL, INC.






Date:  11/13/98                          JEANNE M. MILLER
       --------                          ---------------------------------------
                                         JEANNE M. MILLER
                                         Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit Number                          Description
--------------                          -----------

     27                            Financial Data Schedule