Form 10-Q/A
period 1997-09-30
GISH BIOMEDICAL INC
filed 1998-12-02
CIK 700945

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

PART II.       OTHER INFORMATION

ITEM 6.        Exhibits and reports on Form 8K.

               10.1 Severance Compensation Agreement between the Registrant and Jack Brown dated August 15, 1997.

               10.2 Severance Compensation Agreement between the Registrant and Jeanne Miller dated August 15, 1997.

               27.1     Financial Data Schedule

                              GISH BIOMEDICAL, INC.
                               SEPTEMBER 30, 1997


Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                GISH BIOMEDICAL, INC.




Date:       12/2/98                            /s/ JEANNE M. MILLER
                                               ---------------------------
                                                   JEANNE M. MILLER
                                                   Chief Financial Officer

                                 EXHIBIT INDEX


                                                                    SEQUENTIALLY
EXHIBIT                                                               NUMBERED
NUMBER                            DESCRIPTION                           PAGE
-------                           -----------                       ------------

 10.1 Severance Compensation Agreement between the Registrant and Jack Brown dated August 15, 1997.

 10.2 Severance Compensation Agreement between the Registrant and Jeanne Miller dated August 15, 1997.

 27.1      Financial Data Schedule