Form 10-Q
period 1998-12-31
GISH BIOMEDICAL INC
filed 1999-02-11
CIK 700945

                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 1998

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

Yes [X]  No [ ]


         APPLICABLE ONLY TO CORPORATE ISSUERS: Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of January 31, 1999: 3,450,632

                              GISH BIOMEDICAL, INC.
                                      INDEX

PART I.           Financial Information                                      Page
                  Item 1: Condensed Consolidated Financial Statements

                          Condensed Consolidated Balance Sheets
                          as of December 31, 1998 and June 30, 1998            3

                          Condensed Consolidated Statements of
                          Operations for the three and six months
                          ended December 31, 1998 and 1997                     4

                          Condensed Consolidated Statements of
                          Cash Flows for the six months ended
                          December 31, 1998 and 1997                           5

                          Notes to Condensed Consolidated
                          Financial Statements                                 6

                  Item 2: Management's Discussion and Analysis
                          of Financial Condition and Results
                          of Operations                                        8


PART II           Other Information

                  Item 4: Submission of Matters to a Vote of
                          Security-Holders                                    11

                  Item 6: Exhibits and Reports on Form 8-K                    11

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            December 31,         June 30,
                                                                1998               1998
                                                            ------------       ------------
ASSETS                                                       (Unaudited)
Current assets:
   Cash and cash equivalents                                $  3,225,600       $  3,497,100
   Short-term investments                                        581,700            581,700
   Accounts receivable, net                                    3,425,400          3,588,800
   Income tax refund receivable                                  803,400            754,300
   Inventories                                                 7,101,800          7,609,900
   Prepaid expenses                                              248,300            177,300
                                                            ------------       ------------
                  Total current assets                        15,386,200         16,209,100
                                                            ------------       ------------
Property and equipment, at cost                                9,338,100          9,176,400
  Less accumulated depreciation                               (6,544,300)        (6,089,800)
                                                            ------------       ------------
Net property and equipment                                     2,793,800          3,086,600
Other assets                                                     164,600            149,400
                                                            ------------       ------------
                                                            $ 18,344,600       $ 19,445,100
                                                            ============       ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                         $    713,800       $  1,100,700
   Accrued compensation and related items                        534,600            665,700
   Other accrued liabilities                                      19,000             11,700
                                                            ------------       ------------
                  Total current liabilities                    1,267,400          1,778,100
                                                            ------------       ------------
Deferred rent                                                    314,200            324,400
                                                            ------------       ------------
Shareholders' equity:
   Preferred stock, 2,250,000  shares
         authorized; no shares outstanding
   Common stock, no par value, 7,500,000
         shares authorized, 3,450,632 shares issued
         and outstanding (3,444,632 shares at
         June 30, 1998)                                       10,130,100         10,113,800
   Note receivable - officer stock purchase                      (53,800)           (53,800)
   Retained earnings                                           6,686,700          7,282,600
                                                            ------------       ------------
                  Total shareholders' equity                  16,763,000         17,342,600
                                                            ------------       ------------
                                                            $ 18,344,600       $ 19,445,100
                                                            ============       ============


                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              THREE AND SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                      Three months ended                     Six months ended
                                                         December 31,                          December 31,
                                                   1998               1997               1998               1997
                                               ------------       ------------       ------------       ------------
Net sales                                      $  4,515,200       $  5,209,200       $  9,267,500       $ 10,526,900
Cost of sales                                     3,192,200          3,712,100          6,612,200          7,347,600
                                               ------------       ------------       ------------       ------------
                  Gross profit                    1,323,000          1,497,100          2,655,300          3,179,300
                                               ------------       ------------       ------------       ------------
Operating expenses
   Selling and marketing                            969,500          1,192,700          1,989,700          2,142,700
   Research and development                         336,200            291,000            565,200            528,400
   General and administrative                       382,800            469,400            808,300            889,200
                                               ------------       ------------       ------------       ------------
     Total operating expenses                     1,688,500          1,953,100          3,363,200          3,560,300
                                               ------------       ------------       ------------       ------------
     Operating loss                                (365,500)          (456,000)          (707,900)          (381,000)
                                               ------------       ------------       ------------       ------------
Interest income                                      39,300             74,500            112,000            147,900
                                               ------------       ------------       ------------       ------------
Loss before provision for taxes                    (326,200)          (381,500)          (595,900)          (233,100)
Benefit for taxes                                   127,200           (148,800)           232,400            (90,900)
Valuation allowance                                (127,200)                --           (232,400)                --
                                               ------------       ------------       ------------       ------------
Net loss                                       $   (326,200)      $   (232,700)      $   (595,900)      $   (142,200)
                                               ============       ============       ============       ============
Net loss per share-basic and
diluted                                        $       (.09)      $       (.07)      $       (.17)      $       (.04)
                                               ============       ============       ============       ============
Average common and common
equivalent shares used for basic
and diluted per share calculation                 3,459,632          3,439,195          3,448,899          3,434,572
                                               ============       ============       ============       ============


                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   SIX MONTHS ENDED DECEMBER 31, 1998 AND 1997
                                   (UNAUDITED)

                                                                                   1998              1997
                                                                                -----------       -----------
Cash flows from operating activities:
Net loss                                                                        $  (595,900)      $  (142,200)
Adjustments to reconcile net income to net cash
  used in operating activities:
  Depreciation                                                                      454,500           442,400
  Amortization                                                                       12,100            12,100
  Deferred rent                                                                     (10,200)            4,100
  Changes in operating assets and liabilities                                        40,700          (697,200)
                                                                                -----------       -----------
         Net cash used in operating activities                                      (98,800)         (380,800)
                                                                                -----------       -----------
Cash flows for investing activities:
   Purchases of property and equipment                                             (161,700)         (152,600)
   Increase in other assets                                                         (27,300)           (6,800)
                                                                                -----------       -----------
         Net cash used in investing activities                                     (189,000)         (159,400)
                                                                                -----------       -----------
Cash flows from financing activities:
   Proceeds from stock options exercised                                             16,300            18,800
   Increase in note receivable from officer                                              --           (18,800)
                                                                                -----------       -----------
        Net cash provided by financing activities                                    16,300                --
                                                                                -----------       -----------
Net decrease in cash and cash equivalents                                          (271,500)         (540,200)
                                                                                -----------       -----------
Cash and cash equivalents at beginning of period                                  3,497,100         3,977,100
                                                                                -----------       -----------
Cash and cash equivalents at end of period                                      $ 3,225,600       $ 3,436,900
                                                                                ===========       ===========


                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                DECEMBER 31, 1998
                                   (UNAUDITED)

1.       General

         The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which , in the opinion of management, are necessary for a fair presentation of the results of operations for the three and six month periods ended December 31, 1998 and 1997, financial position at December 31, 1998, and cash flows for the six month periods ended December 31, 1998 and 1997, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1998.

         Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three and six month periods ended December 31, 1998 and 1997, the Company did not have any components of other comprehensive income as defined in SFAS 130.

         Statement of Cash Flows

         Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

          Six months ended December 31,                      1998             1997
          -----------------------------                    ---------       ---------
          (Increase) decrease in:
             Accounts receivable                           $ 163,400       $ 308,200
             Inventories                                     508,100        (681,800)
             Prepaid expenses                                (71,000)       (287,200)
             Income tax refund receivable                    (49,100)             --
          Increase (decrease) in:
             Accounts payable                               (386,900)         16,300
             Accrued compensation and related items         (131,100)        (10,500)
             Other accrued liabilities                         7,300         (42,200)
                                                           ---------       ---------
          Changes in operating assets and liabilities      $  40,700       $(697,200)
                                                           =========       =========

         The Company did not pay any Federal and State income taxes during the six month period ending December 31, 1998 nor in the six month period ending December 31, 1997.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                DECEMBER 31, 1998
                                   (UNAUDITED)
2.       Inventories

         Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                          December 31, 1998    June 30,1998
                    Raw materials            $3,602,500         $3,971,500
                    Work in progress            973,700          1,082,600
                    Finished goods            2,525,600          2,555,800
                                             ----------         ----------
                                             $7,101,800         $7,609,900
                                             ==========         ==========

3.       Earnings per share

         In February 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The adoption of this standard did not have a material effect on previously reported earning per share.

                              GISH BIOMEDICAL, INC.
                                DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Sales for the three and six month periods ended December 31, 1998 decreased by $694,000, or 13%, and $1,259,400 or 12%, respectively, over the corresponding periods of fiscal 1998.

The decreases in sales was due primarily to the loss of two original equipment manufacturing or (OEM) customers who together accounted for sales of approximately $1,800,000 per year of private labeled custom tubing packs. Additionally sales were adversely effected by a general industry-wide price decline for cardiovascular products, lost business relating to the discontinued distributors discussed below and new European Economic Community (EEC) regulations which resulted in the defferal of shipments of some of the Company's products to the EEC. These decreases in sales were offset, in part, by sales of the Vision(TM) oxygenator. Sales of the Vision(TM) oxygenator for the three and six months ended December 31, 1998 were $459,000 and $710,000, respectively.

In February 1998, the Company ceased doing business with two distributors of the Company's products, Specialized Medical Systems (SMS) and CardioVascular Concepts (CVC). For the six month period ended December 31, 1997 SMS and CVC represented 17% and 4% of the Company's total sales, respectively. During the second quarter of fiscal 1998, the Company engaged a direct sales force of seven persons to replace the two distributor sales organizations discussed above. The Company retained approximately 72% and 52% of the sales previously attributable to SMS and CVC, respectively, while increasing margins on such sales.

The Company expects further declines in its OEM business to result from the merger of several of its existing OEM customers. The OEM portion of the company's business was 9% and 11% of total sales for the three and six month periods ended December 31, 1998, respectively, as compared to 16% for the corresponding periods of fiscal 1998.

Cost of sales for the three month period ended December 31, 1998 remained constant at 71% of sales as compared to the corresponding period of fiscal 1998. Cost of sales for the six month period ended December 31, 1998 was 71% of sales as compared to 70% of sales for the corresponding period of fiscal 1998. The increase in cost of sales of 1% for the three month period ended December 31, 1998 is primarily due to fixed costs associated with excess capacity offset by cost reductions pursuant to the Company's cost reduction program.

Research and development expenses for the three and six month periods ended December 31, 1998 increased $45,200 and $36,800 or 16% and 7% compared to the corresponding periods of fiscal 1998. The Company anticipates increasing its investment in research and development over the next few fiscal quarters as it expands its development staff and project list. The Company is actively engaged in several new product development projects which will require expenditures approximating $325,000 per quarter for the foreseeable future.

                              GISH BIOMEDICAL, INC.
                                DECEMBER 31, 1998

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)


Selling and marketing expenses for the three and six month periods ended December 31, 1998 decreased $223,200 and $153,000 or 19% and 7% as compared to the corresponding periods of fiscal 1998. The decreases were due to a reduction of sales and marketing staff and lower commissions resulting from lower sales volumes. The Company anticipates that its selling and marketing expenses will increase to approximately $1,300,000 per quarter for the remainder of the fiscal year.

General and administrative expenses decreased $86,600 and $80,900 or 18% and 9% for the three and six month periods ended December 31, 1998, respectively. The decreases were primarily due to lower insurance costs and expenditure reductions with outside service providers. No significant increases in general and administrative expenses are planned for the foreseeable future.

The provision (benefit) for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented entirely offset by a valuation allowance against the Company's deferred tax assets of $127,200 and $232,400 established in the three and six month periods ended December 31, 1998. The valuation allowance reflects the uncertain ability of the Company to utilize its net loss carryforwards in future periods.

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

The Company has reviewed its significant or critical computerized financial, operations and facility management computer systems. These systems utilize licensed third party software most of which was converted in 1997 so as to be year 2000 compliant at no additional cost to the Company. The Company's third-party vendors for the remaining systems have committed to be year 2000 compliant by the end of calendar 1998 at no additional charge to the Company.

The Company has also reviewed and analyzed all of its products which contain a software component and has determined that none of these electronic products are vulnerable to year 2000 issues.

                              GISH BIOMEDICAL, INC.
                                DECEMBER 31, 1998

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

Although the Company expects its internal systems to be Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or its significant vendors are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan in calendar year 1999 following the anticipated completion of its internal remediation and the assessment of the compliance of the Company's significant vendors. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material effect on the Company's business, financial condition and results of operations.

Liquidity and capital resources:

For the six month period ended December 31, 1998 cash used in operations of $98,800 was primarily due to cash used to fund unprofitable operations offset in part by net changes in operating assets and liabilities.

For the six month period ended December 31, 1997 cash used in operations of $380,800 was primarily due to increases in inventory. This increase was primarily due to stocking higher levels of inventory related to the expansion of the Company's direct sales force.

For the six month period ended December 31, 1998 cash used in investing activities of $189,000 was primarily due to purchases of property and equipment for the manufacture of new products and to improve operating efficiencies.

For the six month period ended December 31, 1997 cash used in investing activities of $159,400 was primarily due to purchases of property and equipment for the manufacturer of new products.

For the six month period ended December 31, 1998 cash provided by financing activities of $16,300 was primarily due to proceeds from the exercise of stock options.

As a result of the above matters, in the six month period ended December 31, 1998 the Company's working capital decreased by $312,200.

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

PART II.  OTHER INFORMATION

ITEM 4.   Submission of Matters to a Vote of Security-Holders.

The Company held its annual meeting of Shareholders ("Annual Meeting") on November 18, 1998. At the Annual Meeting the Shareholders voted upon the following two proposals: (1) the election of six directors for the ensuing year (proposal one) and (2) the ratification of the selection of Ernst & Young, LLP as the Company's auditors for 1999 (proposal two). At the annual meeting a shareholder exercised its right to cumulative voting. The number of votes cast for each of the Directors were: Jack W. Brown 2,986,160; Howard F. Bovers 3,539,700; Richard A. Braun none; Ray R. Coulter 2,986,156; Richard W. Dutrisac 2,986,156; James B. Glavin 2,986,156; James S. Hagestad 2,986,156, respectively. The number of votes cast for, against or withheld, as well as the number of abstentions and broker non-votes for proposal two were: 2,641,367, 54,600 and 599,585 respectively with no broker non-votes.

ITEM 6.   Exhibits and reports on Form 8-K.

          27.1     Financial Data Schedule

A Form 8-K was filed by Gish on November 25, 1998.

Pursuant to the requirements of the Securities Exchange Act of 1934 the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                                      GISH BIOMEDICAL, INC.






Date:   2/11/99                                       JEANNE M. MILLER
     ----------                                       -----------------------

                                                      JEANNE M. MILLER
                                                      Chief Financial Officer

                                 EXHIBIT INDEX


Exhibit No.              Description
-----------              -----------
27.1                     Financial Data Schedule