Form 10-Q
period 1999-03-31
GISH BIOMEDICAL INC
filed 1999-05-10
CIK 700945

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1999 OR

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

        Registrant's telephone number, including area code (949)756-5485
--------------------------------------------------------------------------------

                                       N/A
--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report.)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports); and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of each of the issuer's classes of common stock, as of April 30, 1999, were 3,450,632.

                              GISH BIOMEDICAL, INC.
                                      INDEX

                                                                                                Page
                                                                                                ----
PART I.   Financial Information
          Item 1: Condensed Consolidated Financial Statements

                 Condensed Consolidated Balance Sheets as of
                 March 31, 1999 and June 30, 1998                                                3

                 Condensed Consolidated Statements of Operations
                 for the three and nine months ended March 31, 1999 and 1998                     4

                 Condensed Consolidated Statements of Cash Flows
                 for the nine months ended March 31, 1999 and 1998                               5

                 Notes to Condensed Consolidated Financial Statements                            6

          Item 2: Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                                             8

PART II.  Other Information

          Item 6:  Exhibits and Reports on Form 8-K                                             11

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                    March 31, 1999         June 30, 1998
                                                                    --------------         -------------
                                                                                 (Unaudited)
ASSETS
Current assets:
   Cash and cash equivalents                                         $  3,922,800           $  3,497,100
   Short-term investments                                                 581,700                581,700
   Accounts receivable, net                                             3,404,400              3,588,800
   Income tax refund receivable                                             3,500                754,300
   Inventories                                                          7,125,800              7,609,900
   Prepaid expenses                                                       250,300                177,300
                                                                     ------------           ------------
               Total current assets                                    15,288,500             16,209,100
Property and equipment, at cost                                         9,472,800              9,176,400
   Less accumulated depreciation                                       (6,769,400)            (6,089,800)
                                                                     ------------           ------------
Net property and equipment                                              2,703,400              3,086,600
Other assets                                                              163,400                149,400
                                                                     ------------           ------------
                                                                     $ 18,155,300           $ 19,445,100
                                                                     ============           ============
LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Accounts payable                                                  $    719,000           $  1,100,700
   Accrued compensation and related items                                 596,700                665,700
   Other accrued liabilities                                               37,200                 11,700
                                                                     ------------           ------------
               Total current liabilities                                1,352,900              1,778,100
Deferred rent                                                             308,500                324,400
Shareholders' equity:
   Preferred stock, 2,250,000  shares
        authorized; no shares outstanding
   Common stock, no par value, 7,500,000
        shares authorized, 3,450,632 shares issued
        and outstanding (3,444,632 shares at June 30, 1998)            10,130,100             10,113,800
   Note receivable - officer stock purchase                               (53,800)               (53,800)
   Retained earnings                                                    6,417,600              7,282,600
                                                                     ------------           ------------
               Total shareholders' equity                              16,493,900             17,342,600
                                                                     ------------           ------------
                                                                     $ 18,155,300           $ 19,445,100
                                                                     ============           ============



                                    See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
         THREE AND NINE MONTHS ENDED MARCH 31, 1999 AND 1998 (UNAUDITED)

                                                        Three months ended                         Nine months ended
                                                              March 31,                                 March 31,
                                                  ---------------------------------         ---------------------------------
                                                      1999                 1998                 1999                 1998
                                                  ------------         ------------         ------------         ------------
Net sales                                         $  4,608,900         $  4,509,300         $ 13,876,400         $ 15,036,200
Cost of sales                                        3,248,700            3,102,700            9,860,900           10,450,300
                                                  ------------         ------------         ------------         ------------
               Gross profit                          1,360,200            1,406,600            4,015,500            4,585,900
Operating expenses
   Selling and marketing                               935,700            1,272,400            2,925,400            3,415,100
   Research and development                            330,600              241,900              895,800              770,300
   General and administrative                          397,800              458,500            1,206,100            1,347,700
                                                  ------------         ------------         ------------         ------------
     Total operating expenses                        1,664,100            1,972,800            5,027,300            5,533,100
                                                  ------------         ------------         ------------         ------------
     Operating loss                                   (303,900)            (566,200)          (1,011,800)            (947,200)
Interest income                                         34,800               56,100              146,800              204,000
                                                  ------------         ------------         ------------         ------------
Loss before provision for taxes                       (269,100)            (510,100)            (865,000)            (743,200)
Benefit for taxes                                      105,000              199,000              337,000              289,900
Valuation allowance                                   (105,000)                  --             (337,000)                  --
                                                  ------------         ------------         ------------         ------------
Net loss                                          $   (269,100)        $   (311,100)        $   (865,000)        $   (453,300)
                                                  ============         ============         ============         ============
Net loss per share basic and diluted              $      (0.08)        $      (0.09)        $      (0.25)        $      (0.13)
                                                  ============         ============         ============         ============
Average common and common equivalent
shares used for basic and diluted
per share calculation                                3,450,632            3,442,886            3,449,476            3,437,981
                                                  ============         ============         ============         ============



                             See accompanying notes

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    NINE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (UNAUDITED)

                                                                       1999                1998
                                                                   -----------         -----------
Cash flows from operating activities:
Net loss                                                           $  (865,000)        $  (453,300)
Adjustments to reconcile net loss to net cash
  provided by (used in) operating activities:
  Depreciation                                                         679,600             673,800
  Amortization                                                          18,100              18,100
  Deferred rent                                                        (15,900)              5,600
  Changes in operating assets and liabilities                          921,100          (1,334,300)
                                                                   -----------         -----------
        Net cash provided by (used in) operating activities            737,900          (1,090,100)
                                                                   -----------         -----------
Cash flows for investing activities:
   Purchases of property and equipment                                (296,400)           (200,300)
   Increase in other assets                                            (32,100)            (13,300)
                                                                   -----------         -----------
        Net cash used by investing activities                         (328,500)           (213,600)
                                                                   -----------         -----------
Cash flows from financing activities:
   Proceeds from stock options exercised                                16,300              29,700
   Increase in note receivable from officer                                 --             (18,800)
                                                                   -----------         -----------
        Net cash provided by financing activities                       16,300              10,900
                                                                   -----------         -----------
Net increase (decrease) in cash and cash equivalents                   425,700          (1,292,800)
Cash and cash equivalents at beginning of period                     3,497,100           3,977,100
                                                                   -----------         -----------
Cash and cash equivalents at end of period                         $ 3,922,800         $ 2,684,300
                                                                   ===========         ===========



                             See accompanying notes

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                 MARCH 31, 1999
                                   (UNAUDITED)

1.      General

        The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations for the three and nine month periods ended March 31, 1999 and 1998, financial position at March 31, 1999 and cash flows for the nine month periods ended March 31, 1999 and 1998, pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations, although the Company believes that the disclosures in such financial statements are adequate to make the information presented not misleading. These condensed financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the Securities and Exchange Commission on Form 10-K for the year ended June 30, 1998.

        Effective July 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income," ("SFAS 130") which establishes standards for reporting and displaying comprehensive income and its components in the financial statements. For the three and nine month periods ended March 31, 1999 and 1998, the Company did not have any components or other comprehensive income as defined in SFAS 130.

        Statement of Cash Flows

        Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:

Nine months ended March 31,                            1999               1998
---------------------------                        -----------         -----------
(Increase) decrease in:
   Accounts receivable                             $   184,400         $   298,300
   Income tax refund receivable                        750,800                  --
   Inventories                                         484,100          (1,654,400)
   Prepaid expenses                                    (73,000)           (282,500)
Increase (decrease) in:
   Accounts payable                                   (381,700)            388,800
   Accrued compensation                                (69,000)            (29,300)
   Accrued liabilities                                  25,500             (55,200)
                                                   -----------         -----------
Changes in operating assets and liabilities        $   921,100         $(1,334,300)
                                                   ===========         ===========

        The Company paid $11,200 in State income taxes during the nine month period ending March 31, 1999, and did not pay any in the nine month period ending March 31, 1998.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)
                                 MARCH 31, 1999
                                   (UNAUDITED)

2.      Inventories

        Inventories are stated at the lower of cost (first-in, first out) or net realizable value and are summarized as follows:

                                      March 31, 1999      June 30,1998
                                      --------------      ------------
        Raw materials                   $3,205,500         $3,971,500
        Work in progress                 1,658,400          1,082,600
        Finished goods                   2,261,900          2,555,800
                                        ----------         ----------
                                        $7,125,800         $7,609,900
                                        ==========         ==========


3.      Loss per share

        In February, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share excludes any dilutive effects of options, warrants, and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The adoption of this standard did not have a material effect on previously reported per share amounts.

                              GISH BIOMEDICAL, INC.
                                 MARCH 31, 1999

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations:

Sales for the three month period ended March 31, 1999 increased by $99,600 or 2% over the third quarter of fiscal 1998 and increased $93,700 or 2% over the three month period ended December 31, 1998. Although these increases are modest, and the period ended March 31, 1998 was adversely affected by the termination of two significant distributors in February 1998, as discussed below, the Company believes that it has achieved a fundamental increase in business activity primarily due to the new Vision oxygenator. Sales of the Vision oxygenator were $587,500 and $459,000 for the three month periods ended March 31, 1999 and December 31, 1998 respectively as compared to $121,100 and $138,600 for the corresponding periods of fiscal 1998.

In February 1998, the Company ceased doing business with two distributors of the Company's products, Specialized Medical Systems (SMS) and CardioVascular Concepts (CVC). Therefore, sales for the three and nine month periods ended March 31, 1998 were adversely affected by a timing difference created by the depletion of the terminating distributors' inventories, which approximated a sixty day supply, versus the hospitals' commencement of purchases direct from the Company.

During the second quarter of fiscal 1998, the Company engaged a direct sales force of seven persons, which has subsequently been reduced to five, to replace the two distributor sales organizations discussed above. The Company retained approximately 72% and 52% of the sales previously attributable to SMS and CVC, respectively, while increasing margins on such sales.

Sales for the nine month period ended March 31, 1999 decreased $1,159,800 or 8% over the corresponding period of fiscal 1998. The decrease in sales was due primarily to the loss of two original equipment manufacturing or (OEM) customers who together accounted for sales of approximately $1,800,000 per year of private labeled custom tubing packs. Additionally, sales were adversely affected by a general industry-wide price decline for cardiovascular products, lost business relating to the discontinued distributors discussed above and new European Economic Community (EEC) regulations which resulted in the deferral of shipments of some of the Company's products to the EEC. These decreases in sales were offset, in part, by sales of the Vision(TM) oxygenator. Sales of the Vision(TM) oxygenator for the nine months ended March 31, 1999 were $1,297,400 as compared to $276,700 for the same period of fiscal 1998.

The Company expects further declines in its OEM business to result from the merger of several of its existing OEM customers. The OEM portion of the Company's business was 9% and 11 % of total sales for the three and nine month periods ended March 31, 1999, respectively, as compared to 20% and, 17% for the corresponding periods of fiscal 1998.

Cost of sales for the three and nine month periods ended March 31, 1999 was 70% and 71%, respectively, of sales as compared to 69% and 70% of sales for the corresponding period of fiscal 1998. The increase in cost of sales of 1% for the three and nine month periods ended March 31, 1999 is primarily due to fixed costs associated with excess capacity offset by cost reductions pursuant to the Company's cost reduction program and a favorable product mix change.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

Research and development expenses for the three and nine month periods ended March 31, 1999 increased $88,700 and $125,500 or 37% and 16% compared to the corresponding periods of fiscal 1998. The Company anticipates increasing its investment in research and development over the next few fiscal quarters as it expands its development staff and project list. The Company is actively engaged in several new product development projects which will require expenditures approximating $375,000 per quarter for the foreseeable future.

Selling and marketing expenses for the three and nine month periods ended March 31, 1999 decreased $336,700 and $489,700 or 26% and 14% as compared to the corresponding periods of fiscal 1998. The decreases were due to a reduction of sales and marketing staff and lower commissions resulting from lower sales volumes. The Company anticipates that its selling and marketing expenses will be approximately $1,000,000 per quarter for the remainder of the fiscal year.

General and administrative expenses decreased $60,700 and $141,600 or 13% and 11% for the three and nine month periods ended March 31, 1999, respectively. The decreases were primarily due to cost cutting measures implemented by the Company over the past twelve months, primarily lower insurance costs and expenditure reductions with outside service providers. The Company anticipates that general and administrative expenses should approximate $400,000 per quarter for the remainder of the fiscal year.

The benefit for taxes is based upon a combined federal and state effective tax rate of 39% for all periods presented entirely offset by a valuation allowance against the Company's deferred tax assets of $105,000 and $337,000 established in the three and nine month periods ended March 31, 1999. The valuation allowance reflects the uncertain ability of the Company to utilize its net loss carryforwards in future periods.

The effects of inflation have not been a significant factor in the results of the Company's operations. The cardiovascular surgery market has been experiencing downward competitive pricing pressures which are reflected in lower sales dollars per unit sold.

Year 2000

The Year 2000 Problem in computers arises from the common computer industry practice of using the last two digits of a year to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read date "00," the computer may default to the year "1900" rather than the correct "2000". This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the conduct of business.

The Company has reviewed its significant or critical computerized financial, operations and facility management computer systems. These systems utilize licensed third party software most of which has been converted so as to be year 2000 compliant at minimal cost to the Company.

The Company has also reviewed and analyzed all of its products which contain a software component and has determined that none of these electronic products are vulnerable to year 2000 issues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (continued)

The Company has instituted a year 2000 compliance program for its significant vendors and customers during fiscal 1999 to evaluate the risks and potential impact on the Company of their non-compliance. Year 2000 compliance issues have been addressed during the Company's routinely scheduled vendor audits and have not represented a material expense. In the event that any significant vendor is unable to provide reasonable assurances to the Company of its year 2000 compliance, the Company intends to evaluate and qualify alternate sources of supply on a case-by-case basis.

Although the Company expects its internal systems are Year 2000 compliant as described above, the Company intends to prepare a contingency plan that will specify what it plans to do if it or its significant vendors are not Year 2000 compliant in a timely manner. The Company expects to prepare its contingency plan in calendar year 1999 following the anticipated completion of its internal remediation and the assessment of the compliance of the Company's significant vendors. Even if these plans are completed on time and put in place, there can be no assurance that such plans will be sufficient to address any third party failures or that unresolved or undetected internal and external Year 2000 issues will not have a material effect on the Company's business, financial condition and results of operations.

Liquidity and capital resources:

For the nine month period ended March 31, 1999 cash provided by operations of $737,900 was primarily due to changes in operating assets and liabilities and non-cash expenses offset by cash used to fund unprofitable operations.

For the period ended March 31, 1998 cash used in operations of $1,090,100 was primarily due to increases in inventory. This increase was primarily due to stocking higher levels of inventory related to the expansion of the Company's direct sales force.

For the nine month periods ended March 31, 1999 and 1998, cash used in investing activities of $328,500 and $213,600, respectively, were primarily due to purchases of property and equipment for the manufacture of new products and to improve operating efficiencies.

For the period ended March 31, 1999 cash provided by financing activities of $16,300 was a result of proceeds from the exercise of stock options.

For the period ended March 31, 1998 cash provided by financing activities of $10,900 was due to proceeds from the exercise of stock options offset by an increase in the note receivable from officer.

As a result of the above matters, in the nine month period ended March 31, 1999 the Company's working capital decreased by $495,400.

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

PART II. Other Information


ITEM 6.  Exhibits and reports on Form 8K.

         27.1    Financial Data Schedule

         No current reports on Form 8-K were filed during the quarterly period ended March 31, 1999.

                              GISH BIOMEDICAL, INC.
                                 MARCH 31, 1999

SIGNATURES

Pursuant to the Requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, at Irvine, California this 11th day of May 1999.


GISH BIOMEDICAL, INC.


Date:  May 10, 1999                     By:    JEANNE MILLER
                                               ---------------------------------
                                               JEANNE MILLER
                                               V.P. and Chief Financial Officer

                                 EXHIBIT INDEX


EXHIBIT
NUMBER                             DESCRIPTION
------                             -----------

 27.1          Financial Data Schedule