Form 10-K
period 1999-06-30
GISH BIOMEDICAL INC
filed 1999-09-27
CIK 700945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                    Form 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
    For the fiscal year ended June 30, 1999
                              -------------
                                       OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934
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

           Securities registered pursuant to Section 12(g) of the Act:
                               Title of each class
                               -------------------
                            No par value common stock

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No__

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

On September 14, 1999 the aggregate market value of the registrant's voting common stock held by non-affiliates of the registrant was approximately $9,553,121 (computed using the closing price of $2.750 per share of Common Stock on that date as reported by NASDAQ).

There were 3,473,862 shares of the registrant's Common Stock, no par value, outstanding on September 14, 1999.

DOCUMENTS INCORPORATED BY REFERENCE

NONE

                                                     GISH BIOMEDICAL, INC.

                                                            INDEX



Part I:                                                                                                            Page

         Item 1.  Business                                                                                            3
         Item 2.  Properties                                                                                         14
         Item 3.  Legal Proceedings                                                                                  14
         Item 4.  Submission of Matters to a Vote of Security Holders                                                14

Part II:

         Item 5.  Market for Registrant's Common Equity and Related Shareholder Matters                              14
         Item 6.  Selected Financial Data                                                                            15
         Item 7.  Management's Discussion and Analysis of Financial Condition and Results of Operations              17
         Item 7A. Quantitative and Qualitative Disclosures about Market Risk                                         20
         Item 8.  Financial Statements and Supplementary Data                                                        21
         Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure               34

Part III:

         Item 10. Directors and Executive Officers of the Registrant                                                 35
         Item 11. Executive Compensation                                                                             36
         Item 12. Security Ownership of Certain Beneficial Owners and Management                                     39
         Item 13. Certain Relationships and Related Transactions                                                     40

Part IV:

         Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K                                    41


                                     PART I

ITEM  1.          BUSINESS

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

Custom Cardiovascular Tubing Systems - During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator device which oxygenates the blood before it is returned to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear Mediflex(TM) tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors which service such hospitals. The Company also assembles custom tubing sets for several competitive medical device manufacturers under private label agreements.

Custom  tubing  set  sales  were  approximately  $6,360,000,   $8,572,000,   and
$8,985,000, in fiscal 1999, 1998, and 1997 respectively (equal to 34%, 42% and 43% of net sales, respectively, in each of such years).

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

Cardiotomy Reservoirs - Cardiac suction is a technique employed in open-heart surgery to recover shed blood in the chest cavity and return it to the patient. The use of this technique reduces the requirements for whole blood replacement from donor sources, thereby reducing the risk of blood compatibility problems and blood-borne viral diseases such as AIDS and hepatitis.

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

Cardiotomy sales were approximately $1,291,000, $1,753,000, and $1,910,000 for fiscal years ended June 30, 1999, 1998 and 1997 respectively (equal to 7%, 9% and 9% of net sales, respectively, in such years).

Vision(TM) Oxygenator - An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient's blood.

As a life sustaining device used during open-heart surgery, the oxygenator is a key component of the bypass circuit. Vision is assembled in Gish's clean rooms using state of the art equipment and biocompatible materials, and then each unit is leak tested before shipment.

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

Oxygenator sales were approximately $2,263,000 and $580,000 in fiscal 1999 and 1998, respectively (equal to 12% and 3% of net sales, respectively, in such years).

Venous Reservoirs - A venous reservoir is a device used to pool, filter and defoam blood prior to its introduction to the oxygenator. Gish offers a variety of venous reservoirs, including some which incorporate the capacity for autologous transfusion post surgically. The Company also has several products which incorporate the functions of cardiotomy, venous reservoir, post surgical blood collection and blood reinfusion devices. This functional bundling is usually cost effective for the hospital.

CAPVRF45 - The Company's CAPVRF45 hardshell venous reservoir combines a 360(degree) rotational, top-entry 1/2" inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. Gish has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF45 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4500 ml, the CAPVRF45 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

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

Gish upgraded its CPS series of reservoirs with the CPS Plus(R) which was introduced in fiscal 1993. Cardioplegia system sales were approximately $3,147,000, $3,490,000 and $4,000,000 for fiscal years 1999, 1998, and 1997, respectively (equal to 17%, 17%, and 19% of net sales, respectively, in each of such years).

Oxygen Saturation Monitor - In February 1992, the Company introduced a digital blood saturation monitor for open-heart surgery, the StatSat(TM). The StatSat is an electronic device which measures the oxygen content of the patient's blood during surgery. These readings are taken continuously and the StatSat(TM) plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery which is only provided by Gish in its custom tubing systems.

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

The product line includes sterile single, dual and triple lumen catheters and accessories sold in kits. The triple lumen catheters which permits three substances to be administered through the same catheter was introduced during fiscal 1997. In 1993, the Company introduced an enhancement to its Hemed catheter line, the CathCap(TM). The CathCap reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

Gish has enhanced the Hemed line with the VasPort(R) Implantable Ports and the VasTack(R) Needle Support System. The VasPort consists of a silicone catheter with an implantable injection port, allowing vascular access through small needle sticks with the skin acting as a natural barrier to infection. This access method eliminates the need for a cumbersome external catheter. The Company introduced a detachable port/catheter system in fiscal 1994. The Company also introduced a dual VasPort in July 1996 to meet the needs of patients requiring multiple infusions. The VasTack consists of a specially designed needle and positioning system for use with the VasPort. The needle extends the life of the implanted injection port and the positioning system gives the nursing staff a sure, safe method for accessing the VasPort.

The Hemed VasPort and VasTack are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines. The VasPort is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter. The VasPort is accessed by the VasTack, a small patented non- coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir. Drugs are readily infused through the VasTack, into the reservoir and then into the catheter. When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection. Single and double reservoir VasPorts are available in both titanium and lightweight engineering plastics.

Catheter and port sales were approximately $980,000, $1,170,000 and $1,107,000 for fiscal year 1999, 1998, and 1997, respectively (equal to 5%, 6% and 5% of net sales, respectively, in each of such years).

Infusion Pumps - The acquisition of the EZ Flow infusion pump technology from CMD in fiscal 1996 was intended to complement the Company's line of vascular access devices. In fiscal 1997 the Company evaluated the future revenue stream of the product and concluded that the goodwill had been impaired. In fiscal 1998 the pump was involved in an incident which precipitated a complete recall of the product and the cessation of all infusion pump sales. The Company has abandoned all technology acquired with the pump and written off all related inventory and fixed assets likewise associated with it. The Company decided to design and develop a pump not utilizing the technology acquired from CMD.

Infusion pump sales, (returns), were approximately $(27,000), $(141,000) and $34,000 for fiscal years 1999, 1998 and 1997, respectively (equal to 0%, (1)% and 0% of net sales, respectively, in each of such years).

Infusion pump disposable sales were $151,000, $198,000 and $219,000 for fiscal years 1999, 1998 and 1997, respectively (equal to 1% of net sales in each of such years).

Orthofuser -The patented Orthofuser(TM)is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

Orthofuser sales were approximately $1,405,000, $1,244,000 and $1,223,000 for fiscal years 1999, 1998, and 1997, respectively (equal to 8%, 6%, and 6% of net sales respectively, in each of such years).

Government Regulations
Gish's products are subject to the Federal Food, Drug and Cosmetic Act (the "Act") and regulations issued thereunder. The Act is administered by the Federal Food and Drug Administration ("FDA"), which has authority to regulate the marketing, manufacturing, labeling, packaging and distribution of products subject to the Act. In addition, there are requirements under other federal laws and under state, local and foreign statutes which apply to the manufacturing and marketing of Gish products. Gish operates a quality system certified to ISO9001, a standard for quality recognized worldwide. In addition, Gish has been found in compliance with the European Economic Community ("EEC") Medical Device Directive, which equivocates to portions of the United States FDA Current Good Manufacturing Practices ("CGMP") Quality System Regulations. This allows Gish to export and distribute its products with free movement within the European Community.

Following the enactment of the Medical Device Amendments of 1976 to the Act, ("Amendments") the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes --Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, the pre-market notification ("510(k)") process, and adherence to FDA-mandated good manufacturing practices ("GMP") and Quality System Regulations. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls together with special controls, such as FDA performance standards, post-market surveillance, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

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

Gish is registered as a medical device manufacturer with the FDA and state agencies, such as the California Department of Health Services ("CDHS") and files a listing of its products semi-annually. The Company is inspected periodically by both the FDA and the CDHS for compliance with the FDA's GMP and other requirements including the medical device reporting regulation and various requirements for labeling and promotion. The FDA Quality System Regulations ("QSR"), which became effective June 1, 1997, no longer limit control to manufacturing and post market controls, but specify requirements during design (Design Control), manufacturing, and servicing as well. Much of the new QSR is based on the ISO9001 Quality Standard, and is, as such in harmony with the thrust towards world harmonization of medical device requirements. The FDA's GMP regulation requires, among other things, that (i) the manufacturing process be regulated and controlled by the use of written procedures, and (ii) the ability to produce devices which meet the manufacturer's specifications be validated by extensive and detailed testing of every aspect of the process. The medical device reporting regulation requires that the device manufacturer provide information to the FDA on deaths or serious injuries alleged to have been associated with the use of its marketed devices, as well as product malfunctions that would likely cause or contribute to a death or serious injury if the malfunction were to recur. Changes in existing requirements or interpretations (on which regulations heavily depend) or adoption of new requirements or policies could adversely affect the ability of the Company to comply with regulatory requirements. Failure to comply with regulatory requirements could have a material adverse effect on Gish's business.

Gish believes all of its present products are Class I, Class II, and Class III products and that it is in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products. Most of Gish's products have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products. Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA. If the FDA were to classify use of Gish's cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

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

Gish's research and development expenditures for the years ended June 30, 1999, 1998, and 1997 were $1,276,000, $1,019,000, and $1,345,000, respectively.

Marketing and Distribution
The Company introduced the Vision Oxygenator to those domestic geographic regions which are represented by direct salespersons and distributors who did not market a competitive oxygenator in the third quarter of fiscal 1998.

Internationally the Company is represented by specialty medical distributors in over fifty countries around the world. The Company's international sales represented 18% of total sales in fiscal 1999. International sales of the Company's new Vision Oxygenator commenced in September 1997.

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

The Company's aggregate royalty expenses were $41,000, $46,000, and $54,000 for the years ended June 30, 1999, 1998 and 1997, respectively.

Working Capital and Financing of Operations
Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

Gish entered into a Loan and Security Agreement, (the "Agreement") with City National Bank in December, 1998, providing for loans up to $1,000,000 in the form of short term advances under a revolving credit arrangement. The Agreement is subject to renewal on December 2, 1999. Advances to Gish under the Agreement bear interest at the bank's prime rate. City National Bank has been granted a security interest in substantially all of Gish's assets to secure repayment of amounts borrowed by Gish under the Agreement.

The Agreement prohibits the sale of secured assets other than in the ordinary course of business and requires Gish to maintain (i) tangible net worth (net worth excluding patents, goodwill and other intangible items) of not less than $16,000,000, (ii) a ratio of total senior liabilities to tangible net worth of not more than 0.50 to 1, and (iii) quick assets at least equal to 2.5 times current liabilities. The Company was not in compliance with all covenants at June 30, 1999. The bank has issued a waiver of default for the period ending June 30, 1999.

At June 30, 1999 the Company had no funds borrowed under the revolving credit line, nor did the Company utilize the line during fiscal 1999.

Customer information
The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1999 the Company believes it has no significant concentrations of credit risk.

During fiscal 1997, the Company derived a total of 22% of net sales from two significant distributors, Specialized Medical Systems (15%) and CardioVascular Concepts (7%). No single customer comprised 10% or more of the Company's net sales in fiscal 1998 and 1999.

In September 1997, the Company was informed by both Specialized Medical Systems and CardioVascular Concepts that they were electing to terminate their distributor relationships with the Company effective December 1997. The termination date was subsequently renegotiated to February 1, 1998. During the fiscal year ended June 30, 1998, the Company derived a total of 10% of net sales from these distributors.

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

Competition
The market for medical devices of the type sold by the Company is extremely competitive. The Company believes that product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which it competes. Most of Gish's competitors are United States concerns. Many of them are larger and possess greater financial and other resources than Gish. Gish has approximately five competitors within each of the hospital markets in which it competes. No one competitor is a dominant force in any of these markets. Gish believes it has achieved its position in the marketplace for its present principal products by means of superior design, quality, and service, and Gish intends to continue to utilize these means of competing.

Environmental Compliance
The Company's direct expenditures for environmental compliance were not material in the three most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees
As of June 30, 1999, Gish had 206 full-time employees, of whom 17 were engaged in field sales and sales management, 120 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees are represented by a labor union.

International Operations
Sales to foreign customers, primarily in Europe and Asia, were approximately $3,434,000, $3,863,000 and $3,865,000 in the years ended June 30, 1999, 1998, and 1997, respectively (equal to 18%, 19% and 18% of net sales, respectively, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk of currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business.

This Report on Form 10-K contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) failure of the Company's Vision(TM) oxygenator to meet sales expectations, (ii) failure of the Company to successfully redesign the MyoManager to meet customer expectations, (iii) continued downward pricing pressures in the Company's targeted markets, (iv) the continued acquisition of the Company's customers by certain of its competitors, (v) the uncertain success of the Company's direct sales force in certain geographic territories, and (vi) the failure of the Company to successfully develop and market a new infusion pump. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10K.

Competition
The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices which compete with devices manufactured by the Company, including Bentley Laboratories, a division of Baxter Health Care Corporation, Bard Cardiopulmonary, Inc., a division of C.R. Bard, Inc., COBE Laboratories, Inc. and Sorin Biomedical, Inc., both of which are units of Fiat Italy, Medtronic,

Inc. and Stryker Surgical. Most of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on International Sales
International net revenues accounted for approximately 18%, 19% and 18% of the Company's total net sales in fiscal 1999, 1998 and 1997, respectively. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company's products to international customers. The foregoing factors could reduce international sales of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Risks Relating to New Product Development
The Company's success is dependent in part on the design and development of new products in the medical device industry. The product development process is time-consuming and costly, and there can be no assurance that product development will be successfully completed, that necessary regulatory clearances or approvals will be granted by the FDA on a timely basis, or at all, or that the potential products will achieve market acceptance. Failure by the Company to develop, obtain necessary regulatory clearances or approvals for, or successfully market potential new products could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Volatility of Stock Price; No Dividends
The trading price of the Common Stock has been and is likely to continue to be subject to significant fluctuations in response to variations in quarterly operating results, the gain or loss of significant contracts, changes in management, announcements of technological innovations or new products by the Company or its competitors, legislative or regulatory changes, general trends in the industry and other events and factors. In addition, the stock market has frequently experienced extreme price and volume fluctuations which have affected the market price for many companies for reasons unrelated to the operating performance of these companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. The Company currently intends to retain any future earnings for use in its business and does not anticipate any cash dividends in the future.

ITEM 2.  PROPERTIES

Gish's office and manufacturing facilities are located in Irvine, California in a building containing approximately 150,000 square feet of space under a lease which expires in December, 2002. Within this facility Gish has constructed six clean rooms for the assembly of its products which meet all requirements under applicable federal and state good manufacturing practice regulations.

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the year ended June 30, 1999.


                                     PART II

ITEM 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED SHAREHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol GISH. The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported on the NASDAQ National Market System.


                                    Fiscal 1999               Fiscal 1998
Quarter ended                    High          Low         High          Low
------------------------  -----------  ----------- ------------ ------------
September 30                    $3.06        $2.50        $5.00        $4.25
December 31                      3.38         2.06         5.75         4.31
March 31                         3.13         2.31         4.94         4.06
June 30                          3.13         2.63         3.81         2.72

The Company has not previously paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. As of September 14, 1999, there were approximately 270 holders of record of the Company's Common Stock.

ITEM 6.  SELECTED FINANCIAL DATA


Year ended June 30,
In thousands, except per share data                            1999            1998          1997           1996           1995
--------------------------------------------------------  --------------  -------------- ------------  --------------  -------------
Income Statement Data:

Net sales                                                        $18,709         $20,283      $21,127         $23,022        $21,588
Selling and marketing                                              4,031           4,618        3,954           3,688          2,575
Research and development                                           1,276           1,019        1,345           1,408          1,125
General and administrative                                         1,621           2,131        1,913           1,892          1,727
Distributor contract termination fee                                   -               -            -             701              -
Goodwill impairment                                                    -               -        1,824               -              -
Net income (loss)                                               $(1,691)        $(2,022)     $(1,927)       $     329     $    1,682

Per Share Amounts:

Basic net  income (loss) per share                            $    (.49)    $      (.59)  $     (.57)       $     .10     $      .55
Basic weighted average common shares                               3,451           3,439        3,389           3,161          3,086
Diluted net income (loss) per share                                (.49)           (.59)        (.57)             .10            .52
Diluted weighted average and common  equivalent
shares                                                             3,451           3,439        3,389           3,395          3,235

Balance Sheet Data:

Cash and cash equivalents                                        $ 2,792         $ 3,497      $ 3,977         $ 3,314        $ 4,326
Total assets                                                      17,987          19,445       21,028          22,909         21,044
Working capital                                                   12,985          14,431       15,341          14,895         14,807
Current ratio                                                      7.5:1           9.1:1       12.2:1          10.2:1          7.7:1
Shareholders' equity                                              15,686          17,343       19,348          21,010         18,605
Book value per share                                                4.52            5.03         5.64            6.25           6.00
Return (loss) on average equity                                    (10%)           (11%)        (10%)              2%             9%




Selected Quarterly Financial Data

In thousands, except per share data      Fiscal 1999        June 30, 1999     Mar. 31, 1999      Dec. 31, 1998     Sept. 30, 1998
-------------------------------------------------------  -----------------  ----------------  -----------------  -----------------
Net sales                                                $           4,833  $          4,609  $           4,515  $           4,752
Gross profit                                                         1,025             1,360              1,323              1,332
Loss before income taxes                                             (826)             (269)              (326)              (270)
Net loss                                                             (826)             (269)              (326)              (270)

Basic net loss per share                                             (.24)             (.08)              (.09)              (.08)
Basic average common shares                                          3,457             3,451              3,460              3,447

Diluted net loss per share                                           (.24)             (.08)              (.09)              (.08)
Diluted average common and common equivalent
shares                                                               3,457             3,451              3,460              3,447

In thousands, except per share data      Fiscal 1998        June 30,1998      Mar. 31, 1998      Dec. 31, 1997     Sept. 30, 1997
-------------------------------------------------------  -----------------  ----------------  -----------------  -----------------
Net sales                                                $           5,247  $          4,509  $           5,209  $           5,318
Gross profit                                                           939             1,407              1,497              1,682
Income (loss) before income taxes                                  (1,247)             (510)              (381)                148
Net income (loss)                                                  (1,569)             (311)              (233)                 91

Net income (loss) per share                                          (.46)             (.09)              (.07)                .03
Basic average common shares                                          3,445             3,443              3,439              3,430

Diluted net income (loss) per share                                  (.46)             (.09)              (.07)                .03
Diluted average common and common equivalent
shares                                                               3,445             3,443              3,439              3,521


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Acquisition
-----------

On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD"), a manufacturer of ambulatory infusion pumps, and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines from September 13, 1995 in the Company's financial statements. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD occupied.

In February 1997, the Company was released from its lease obligation for the northern California facility and ceased operations in that facility. During the fourth quarter of fiscal 1997, due to the low level of infusion pump sales and negative cash flow projections, the Company determined that the unamortized goodwill of $1,824,000 associated with the purchase of the infusion pump from CMD had little, if any future value. Accordingly, the Company recorded a charge to earnings to write off the unamortized balance.

During the fiscal year ended June 30, 1998 the infusion pump acquired from CMD was involved in an incident which precipitated the Company's decision to voluntarily cease sales of the infusion pump. The Company also decided to redesign the pump not utilizing the technology acquired from CMD. Consequently the Company wrote off all remaining assets, principally inventory, property and equipment, associated with the CMD infusion pump at June 30, 1998.

The total pump inventory expensed to cost of sales during the fourth quarter of fiscal 1998 was $464,000. Also expensed in the fourth quarter were fixed assets acquired for the manufacture of the pump amounting to a $363,000 charge to general and administrative expense. Additionally, it was determined that the trade name EZ Flow had acquired such a poor reputation that it would not be used for a new infusion pump currently under development.

Year Ended June 30, 1999 vs. Year Ended June 30, 1998
-----------------------------------------------------

Net sales decreased to $18,709,000 for the year ended June 30, 1999 from $20,283,000 for the year ended June 30, 1998. The net decrease resulted primarily from decreased unit volume of custom tubing packs and other cardiovascular products, partially offset by an increase in volume of Vision(TM) oxygenators.

Cost of sales for the year ended June 30, 1999 included accruals for inventory obsolescence of $192,000 plus an additional $100,000 charged directly to cost of sales during the fourth quarter to record the disposal of slow-moving and obsolete inventory items not previously reserved. Cost of sales for the year ended June 30, 1998 included inventory writeoffs of $705,000 consisting of $464,000 for the discontinued CMD infusion pump and $241,000 for increases in other reserves. Excluding these adjustments, cost of sales increased as a percentage of sales in fiscal 1999 relative to fiscal 1998. The increase is primarily due to unfavorable product mix changes and the increase in fixed overhead cost per unit resulting from the production volume decrease from fiscal 1998 to fiscal 1999.

Selling and marketing expenses decreased to $4,031,000 for the year ended June 30, 1999 from $4,618,000 for the year ended June 30, 1998. The decrease reflects reduced salaries and commissions expense due to open sales positions, lower sales volume, and reduced selling expense in support of the discontinued CMD infusion pump. The reduction in compensation expense was partially offset by $67,000 charged to selling and marketing expense to provide a valuation reserve for field inventories consigned to sales representatives.

Research and development expenses increased by 25 percent in fiscal 1999 over the prior year due to the hiring of additional professional engineering staff, and an increase in engineering project material expenditures.

General and administrative expenses decreased to $1,621,000 for the year ended June 30, 1999 from $2,131,000 for the year ended June 30, 1998. The fiscal 1998 expense included $363,000 to write off fixed assets related to the infusion pump business acquired from CMD. The fiscal 1999 expense included $45,000 in legal expenses related to merger and acquisition activities which did not result in a consummated transaction. These activities are consistent with Gish's strategy of continuing to seek opportunities to broaden the Company's product offerings and more effectively address its target markets. The incremental legal expense in fiscal 1999 was offset by a favorable adjustment of $53,000 representing the reversal of excess reserve previously established for the write-off of plant and equipment related to the CMD infusion pump business. Excluding the adjustments for CMD-related assets and legal expenses, general and administrative expenses decreased by $139,000 or 8 percent from fiscal 1998 to fiscal 1999, primarily due to reduced incentive compensation and consulting expenses.

Year Ended June 30, 1998 vs. Year Ended June 30, 1997
-----------------------------------------------------

Sales for the year ended June 30, 1998 decreased by $844,000 or 4% as compared to fiscal 1997. Approximately $770,000 of the decrease was primarily due to a shift in distribution, as discussed below, and approximately $400,000 of such loss was attributable to lost sales in Louisiana due to Baxter Inc.'s acquisition of a perfusion service group customer of the Company. These decreases in sales were offset, in part, by sales of the Vision oxygenator and increases in the Company's sales of non- cardiovascular products.

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

The conversion of these territories to direct sales representation afforded the Company better marketing opportunities with respect to the new oxygenator. Gish had previously excluded these two territories from its initial marketing plan for the launch of its new Vision(TM) oxygenator, effected in January 1998, because these distributors represented a competing oxygenator product. The conversion of these territories to a direct sales force has allowed the Company to be able to sell the Vision(TM) in conjunction with custom tubing packs, cardioplegia systems, cardiotomy reservoirs and oxygen saturation monitors without limitations.

Cost of sales for the year ended June 30, 1998 was 73% of sales as compared to 69% of sales for the year ended June 30, 1997. The increase in cost of sales is primarily due to the write off of the infusion pump inventory and increases in other inventory reserves. In the aggregate, these write-offs total $705,000, or 3% of sales. Additionally, the lower unit volume experienced in fiscal 1998 due to the conversion of the two distributor territories increased fixed overhead as a percentage of total product costs.

Selling and marketing expenses for the year ended June 30, 1998 increased $663,000 or 17% over fiscal 1997 due to the addition of seven direct sales representatives to replace two former distributors and increased marketing efforts associated with the launch of the Company's Vision oxygenator.

Research and development expenses for the year ended June 30, 1998 decreased 24% or $326,000 from fiscal 1997 due to the completion of the oxygenator development program and unfilled staff positions during the year.

General and administrative expenses for fiscal 1998 increased $218,000 or 11% over fiscal 1997 primarily due to a $363,000 write off of fixed assets associated with the infusion pump business acquired from CMD.

The provision (benefit) for taxes is based upon a combined federal and state effective tax rate of 39% for all years presented less valuation allowances of $680,000 in fiscal 1998 and $618,000 in fiscal 1997 against the Company's deferred tax assets. The valuation allowances reflect the uncertainty in utilizing the Company's net loss carryforwards in future periods.

Inflation
---------

The effects of inflation have not been a significant factor in the results of operations. The cardiovascular surgery market has been experiencing pricing pressures which have precluded the Company from implementing significant price increases.

Year 2000
---------

The Year 2000 Problem in computers arises from the common computer industry practice of using two digits to represent a date in computer software code and databases to enhance both processing time and save storage space. Therefore, when dates in the year 2000 and beyond are indicated and computer programs read date "00", the computer may default to the year "1900" rather than the correct "2000". This could result in incorrect calculations, faulty data and computer shutdowns, potentially impairing the conduct of business.

The Company has reviewed its significant or critical computerized financial, operations and facility management computer systems. These systems utilize licensed third party software most of which was converted in 1997 so as to be year 2000 compliant at no additional cost to the Company. The Company's third party vendors for the remaining systems provided upgrades enabling year 2000 compliance, which were installed during fiscal 1998 and fiscal 1999.

The Company has also reviewed and analyzed all of its products which contain a software component and has determined that none of these electronic products are vulnerable to year 2000 issues.

The Company instituted a year 2000 compliance program for its significant vendors and customers during fiscal 1999 to evaluate the risks and potential impact on the Company of any non-compliance. Year 2000 compliance issues are addressed during the Company's routinely scheduled vendor audits and should not represent a material expense. In the event that any significant vendor is unable to provide reasonable assurances to the Company of its year 2000 compliance the Company intends to evaluate and qualify alternate sources of supply on a case-by-case basis.

Liquidity and Capital Resources
-------------------------------

Cash and cash equivalents decreased to $2,792,000 at June 30, 1999 from $3,497,000 at June 30, 1998. The net decrease in cash during fiscal 1999 resulted primarily from the substantial increase in cash used by investing activities.

Net cash used by investing activities was $1,596,000 for the year ended June 30, 1999 compared to $22,000 net cash provided by investing activities in fiscal 1998. Investing activities during the year ended June 30, 1999 included purchases of short-term interest-bearing investments of $908,000, and purchases of fixed assets, primarily manufacturing molds and equipment, of $675,000. By comparison, during the year ended June 30, 1998 the company sold $501,000 in short-term investments, and purchases of property and equipment totaled $380,000.

For the year ended June 30, 1999, net cash provided by operating activities was $857,000 compared to a net use of cash of $519,000 for the year ended June 30, 1998. The primary sources of cash provided by operating activities during fiscal 1999 were the collection of the $754,000 income tax refund receivable, the $430,000 decrease in inventories, and $920,000 depreciation and amortization, which offset the adverse effect on cash of the net loss for the year of $1,691,000.

Net working capital decreased to $12,985,000 at June 30, 1999 from $14,431,000 at June 30, 1998. The decrease is primarily due to the net loss for the fiscal year, net of depreciation and amortization, and the Company's investment in property and equipment. Accounts receivable and inventories of components and finished goods at June 30, 1999 decreased from comparable amounts at June 30, 1998 in approximate proportion to the reduction in net sales in fiscal 1999 as compared to fiscal 1998.

The Company believes that the cash flow from its operations together with available cash will be adequate to fund the company's existing operations in the near term.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The table below provides information about the Company's financial instruments that are subject to changes in interest rates. The Company's short-term investments are accounted for as available-for-sale securities and recorded in the Company's consolidated balance sheets at fair market value, which approximates cost. The short-term investments are all readily marketable and may be liquidated at any time to provide funds for use in the Company's business.


                                            Fiscal years ended June 30,
                                            ---------------------------

                               2000      2001      2002      2003      2004      therafter
                               -----------------------------------------------------------
Maturities of short-term
  investments (in thousands)  $ 617     $ 431     $ 148     $  99     $  98       $  97

Average interest rate          4.5%      5.1%     5.37%     5.75%     6.02%       6.08%



ITEM 8.           FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying consolidated balance sheets of Gish Biomedical, Inc. as of June 30, 1999 and 1998, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the three years in the period ended June 30, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gish Biomedical, Inc. at June 30, 1999 and 1998, and the consolidated results of its operations and its cash flows for each of the three years in the period ending June 30, 1999, in conformity with generally accepted accounting principles.


                                                   /s/ ERNST & YOUNG LLP


Orange County, California
August 6, 1999




                                               CONSOLIDATED BALANCE SHEETS

As of June 30 (dollars in thousands)                                                1999              1998
---------------------------------------------------------------------------- ------------------ -----------------
ASSETS
Current assets:
  Cash and cash equivalents                                                  $            2,792 $           3,497
  Short-term investments                                                                  1,490               582
  Accounts receivable, net of allowance for doubtful
    accounts of $94 in 1999 and $209 in 1998                                              3,403             3,589
  Income tax refund receivable                                                                -               754
  Inventories                                                                             7,180             7,610
  Other assets                                                                              118               177
---------------------------------------------------------------------------- ------------------ -----------------
    Total current assets                                                                 14,983            16,209
---------------------------------------------------------------------------- ------------------ -----------------
Property and Equipment, at cost:
  Leasehold improvements                                                                  2,685             2,685
  Machinery and equipment                                                                 1,816             1,721
  Molds, dies and tooling                                                                 3,623             3,364
  Office furniture and equipment                                                          1,727             1,406
---------------------------------------------------------------------------- ------------------ -----------------
    Total property and equipment                                                          9,851             9,176
  Less accumulated depreciation                                                         (6,997)           (6,089)
---------------------------------------------------------------------------- ------------------ -----------------
    Net property and equipment                                                            2,854             3,087
Other assets, net of accumulated patent amortization of $297 in 1999
 and $285 in 1998                                                                           150               149
-----------------------------------------------------------------------------------------------------------------
                                                                             $           17,987 $          19,445
---------------------------------------------------------------------------- ------------------ -----------------
LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                           $            1,366 $           1,101
  Accrued compensation and related items                                                    595               666
  Other accrued liabilities                                                                  37                11
---------------------------------------------------------------------------- ------------------ -----------------
    Total current liabilities                                                             1,998             1,778
---------------------------------------------------------------------------- ------------------ -----------------
Deferred rent                                                                               303               324
Commitments
Shareholders' Equity:
  Preferred stock, 2,250,000 shares authorized; no shares outstanding                         -                 -
  common stock, no par value, 7,500,000 shares authorized;
    3,470,362 shares issued and outstanding (3,444,632 shares in 1998)                   10,148            10,114
  Note receivable - officer stock purchases                                                (54)              (54)
  Retained earnings                                                                       5,592             7,283
---------------------------------------------------------------------------- ------------------ -----------------
    Total shareholders' equity                                                           15,686            17,343
---------------------------------------------------------------------------- ------------------ -----------------
                                                                             $           17,987 $          19,445
---------------------------------------------------------------------------- ------------------ -----------------

See accompanying notes.



                                        CONSOLIDATED STATEMENTS OF OPERATIONS
Years Ended June 30 (In thousands, except share
and per share data)                                                1999                      1998                     1997
-----------------------------------------------------    -----------------------    ---------------------    ---------------------
Net sales                                                $                18,709    $              20,283    $              21,127
Cost of sales                                                             13,669                   14,759                   14,476
-----------------------------------------------------    -----------------------    ---------------------    ---------------------
  Gross profit                                                             5,040                    5,524                    6,651
-----------------------------------------------------    -----------------------    ---------------------    ---------------------
Operating Expenses:
  Selling and marketing                                                    4,031                    4,618                    3,954
  Research and development                                                 1,276                    1,019                    1,345
  General and administrative                                               1,621                    2,131                    1,913
  Goodwill impairment                                                          -                        -                    1,824
  Interest income                                                            197                      254                      233
-----------------------------------------------------    -----------------------    ---------------------    ---------------------
Loss before provision for taxes                                          (1,691)                  (1,990)                  (2,152)
Provision ( benefit) for income taxes                                          -                       32                    (225)
    Net loss                                             $               (1,691)    $             (2,022)    $             (1,927)
                                                         =======================    =====================    =====================

Basic net loss per share                                 $                (0.49)    $              (0.59)    $              (0.57)
                                                         =======================    =====================    =====================

Diluted net loss per share                               $                (0.49)    $              (0.59)    $              (0.57)
                                                         =======================    =====================    =====================

Basic and diluted weighted average common shares                       3,451,410                3,438,710                3,388,658
                                                         =======================    =====================    =====================

See accompanying notes.




                                             CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                          Common Stock
                                                  Number of                          Note            Retained
(In thousands, except per share data)              Shares           Amount        Receivable         Earnings            Total
--------------------------------------------   --------------  ---------------  -------------  ------------------  ----------------
Balance at June 30, 1996                            3,363,444  $         9,828  $        (50)  $           11,232  $         21,010

Issuance of stock per employment
  agreement                                            13,876               84              -                   -                84
Exercise of options                                    52,825              128              -                   -               128
Tax benefit of options exercised                            -               38              -                   -                38
Payment on note receivable from officer                     -                -             15                   -                15
Net loss                                                    -                -              -             (1,927)           (1,927)
--------------------------------------------   --------------  ---------------  -------------  ------------------  ----------------
Balance at June 30, 1997                            3,430,145  $        10,078  $        (35)  $            9,305  $         19,348

Exercise of options                                    14,487               36           (19)                   -                17
Net loss                                                    -                -              -             (2,022)           (2,022)
--------------------------------------------   --------------  ---------------  -------------  ------------------  ----------------
Balance at June 30, 1998                            3,444,632  $        10,114  $        (54)  $           7,283   $         17,343

Exercise of options                                   113,152              307              -                   -               307
Stock received as payment for exercise of
  options                                            (87,422)            (273)              -                   -             (273)
Net loss                                                    -                -              -             (1,691)           (1,691)
--------------------------------------------   --------------  ---------------  -------------  ------------------  ----------------
Balance at June 30, 1999                            3,470,362  $        10,148  $        (54)  $            5,592  $        15,686
===========================================    ==============  ===============  =============  ==================  ================

See accompanying notes.


                                             CONSOLIDATED STATEMENTS OF CASH FLOWS


Years Ended June 30 (in thousands)                                1999               1998                1997
---------------------------------------------------------------------------------------------------------------------
Operating activities:
    Net loss                                              $            (1,691) $          (2,022) $          (1, 927)
    Adjustments to reconcile net income to net cash
    provided by operating activities:
        Depreciation                                                       908                935                 911
        Amortization                                                        12                 24                 173
        Loss on disposal of assets                                           -                363                   -
        Issuance of stock per employment contracts                           -                  -                  84
        Impairment of goodwill                                               -                  -               1,824
        Deferred rent                                                     (21)                  7                  35
        Deferred income taxes                                                -                840               (118)
        Changes in operating assets and liabilities                      1,649              (666)                 105
---------------------------------------------------------------------------------------------------------------------
      Net cash provided (used) by operating activities                     857              (519)               1,087
---------------------------------------------------------------------------------------------------------------------
Investing activities:
    Purchase of short-term investments                                   (908)               (51)                   -
    Sale of short-term investments                                           -                501                   -
    Purchases of property and equipment                                  (675)              (380)               (587)
    Purchase of other long-term assets                                    (13)               (56)                (18)
    Proceeds from sale of assets                                             -                  8                   -
---------------------------------------------------------------------------------------------------------------------
      Net cash provided (used)  by investing activities                (1,596)                 22              ( 605)
---------------------------------------------------------------------------------------------------------------------
Financing activities:
    Proceeds from exercise of options                                       34                 17                 128
    Tax benefit of options exercised                                         -                  -                  38
    Payments on note receivable from officer                                 -                  -                  15
---------------------------------------------------------------------------------------------------------------------
      Net cash provided by financing activities                             34                 17                 181
---------------------------------------------------------------------------------------------------------------------
Net increase (decrease) in cash and cash equivalents                     (705)              (480)                 663

Cash and cash equivalents at beginning of year                           3,497              3,977               3,314
---------------------------------------------------------------------------------------------------------------------
Cash and cash equivalents at end of year                  $              2,792 $            3,497 $             3,977
---------------------------------------------------------------------------------------------------------------------


See accompanying notes.


NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (In thousands, except share and per share data)

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

         The accounting policies that affect the more significant elements of the accompanying consolidated financial statements are summarized below:

         Short-term  Investments
         Short-term investments reported in the balance sheet are accounted for as available-for-sale securities and are recorded at fair market value which approximates cost. Short-term investments consists of government backed securities and short-term certificates of deposit with maturity dates ranging from 1 to 7 years.

         Fair Values of Financial Instruments
         FASB Statement No. 107, "Disclosures about Fair Value of Financial Instruments", requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. The fair values of cash and equivalents, short term investments, accounts receivable and accounts payable at June 30, 1999 and 1998 approximated their carrying amounts, principally due to the relatively short maturity of these items.

         Inventories

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value.

          Year ended                  June 30, 1999      June 30, 1998
          ---------------------  ------------------ ------------------
          Raw materials          $            3,737 $            3,971
          Work in progress                    1,051              1,083
          Finished goods                      2,392              2,556
          ---------------------  ------------------ ------------------
          Total inventories      $            7,180 $            7,610
          =====================  ================== ==================

         Property and Equipment
         Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

          Leasehold improvements                   Term of lease
          Machinery and equipment                  5 years
          Molds, dies and tooling                  5 years
          Office furniture and equipment           4 - 8 years

         In fiscal 1998 the Company decided to abandon all the property and equipment associated with the acquisition of the EZ Flow infusion pump from CMD (see Note 11). This resulted in a write-off in fiscal year 1998 of $363 on the disposal of those fixed assets.

         Goodwill and Other Intangibles
         Goodwill resulting from acquisitions represented the excess of the purchase price over the fair value of net assets acquired and was being amortized on a straight line basis over 10 years. In fiscal 1997 the Company wrote-off all remaining goodwill, which related solely to the acquisition of CMD, aggregating $1,824 since it was deemed to be impaired (see Note 11). Other intangible assets (patents) are being amortized on the straight-line method over 6 years.

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

         Advertising Costs
         The  Company  expenses   advertising  costs  as  incurred.  Advertising
         expense  for fiscal 1999 was $119,000.

         Earnings Per Share
         In February 1997, The Financial Accounting Standards Board issued Statement No. 128, "Earnings per Share". Statement 128 replaced the previously reported primary and fully diluted earnings per share with basic and diluted earnings per share. Unlike primary earnings per share, basic earnings per share exclude any dilutive effects of options, warrants and convertible securities. Diluted earnings per share is very similar to the previously reported fully diluted earnings per share. All earnings per share amounts for all periods have been presented, and where necessary, restated to conform to the Statement 128 requirements. The adoption of this accounting standard did not have a material effect on previously reported earnings per share.


                                                                  1999                1998              1997
Numerator:
Numerator for basic and diluted income (loss) per share    $           (1,691) $          (2,022) $         (1,927)

Denominator:
Denominator for basic income per share-weighted-
      average shares                                                 3,451,410          3,438,710         3,388,658
Effect of dilutive securities                                                -                  -                 -
Denominator for diluted income (loss) per share-
adjusted weighted-average shares                                     3,451,410          3,438,710         3,388,658

Basic income (loss) per share                              $             (.49) $            (.59) $          ( .57)

Diluted income (loss) per share                            $             (.49) $            (.59) $          ( .57)




          Statement of Cash Flows(In thousands)

          Changes in operating assets and liabilities             1999            1998             1997
          ------------------------------------------------- ---------------- ---------------  ---------------
               Accounts receivable                                     $ 186           $ 381          $   108
               Income tax refund receivable                              754           (537)            (217)
               Inventories                                               430           (911)              385
               Other current assets                                       59            (15)               83
               Accounts payable                                          265             372            (255)
               Accrued compensation and related items                   (71)             132             (38)
               Other accrued liabilities                                  26            (88)               39
                                                            ---------------- ---------------  ---------------
          Net change in operating assets and liabilities              $1,649         $ (666)             $105


         The Company paid $13, $71, and $214 in federal and state income tax during the years ended June 30, 1999, 1998, and 1997, respectively.

         The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

         Stock Options
         The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretation in accounting for its employee stock options because, as discussed in Note 7, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock- Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

         2. Credit  Facility
         On June 30, 1999, the Company had available a secured $1,000 revolving credit facility bearing interest at the bank's prime rate (7.75% at June 30, 1999). The loan is secured by substantially all of the Company's assets. The line is renewable annually in December. At June 30, 1999, the revolving credit facility had no outstanding balance, nor did the Company utilize the line during the fiscal 1999.

         The Company is restricted from the payment of dividends, mergers or acquisitions and other material transactions without the bank's consent during the term of the line of credit. The Company was not in compliance with all covenants at June 30, 1999, but the bank has issued a waiver of default for the period ending June 30, 1999.



3.       Analysis of Reserve Accounts

                                                  Balance at        Additions                        Balance at
                                                 Beginning of       Charged to       Deductions      End of Year
                                                     Year            Expense
---------------------------------------------  ----------------  ----------------  --------------  ---------------
Allowance for doubtful  accounts:
     June 30, 1999                                  $       209     $          24    $        139      $        94
     June 30, 1998                                  $       187     $          24    $          2      $       209
     June 30, 1997                                  $       181     $          24    $         18      $       187

Reserve for inventory:
     June 30, 1999                                  $       588     $         562    $         29      $     1,121
     June 30, 1998                                  $       466     $         240    $        118      $       588
     June 30, 1997                                  $       483     $          92    $        109      $       466

Valuation reserve for deferred tax assets
     June 30, 1999                                  $     1,298     $         726    $          -      $     2,024
     June 30, 1998                                  $       618     $         680    $          -      $     1,298
     June 30, 1997                                  $         -     $         618    $          -      $       618


4.       Benefit Plan
         The Company has a Salary Reduction Profit Sharing Plan, ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. The Company matches up to $250.00 of annual contributions by each qualifying employee. Total Company contributions to the Plan were $46, $54, and $57 for fiscal years ended June 30, 1999, 1998 and 1997, respectively.

5.       Taxes Based on Income
         The Company uses the liability method of accounting for income taxes as set forth in Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under this method, deferred taxes are determined based on the difference between the financial statement and tax bases of assets and liabilities using enacted tax rates in effect in the years in which the differences are expected to reverse. Deferred tax assets are recognized and measured based on the likelihood of realization of the related tax benefit in the future.

         A reconciliation of the income tax benefit using the federal statutory rate to the book provision for income taxes follows:



          Year ended June 30                       1999              1998              1997
          ---------------------------------  ----------------  ----------------  ----------------
          Income tax at statutory rate                $ (575)           $ (676)          $  (732)
          State tax, net of federal benefit                 -               (8)             (130)
          Other, net                                       28                36                19
          Valuation allowance                             547               680               618
          ---------------------------------  ----------------  ----------------  ----------------
                                                      $     -              $ 32          $  (225)
          =================================  ================  ================  ================





         Significant components of the income tax expense/(benefit) are as follows:

          Year ended June 30                       1999              1998              1997
          ---------------------------------  ----------------  -----------------  ---------------
          Current:
            State                              $         -       $       (12)    $           43
            Federal                                      -              (636)             (150)
          ---------------------------------  ----------------  -----------------  ---------------
                                                         -              (648)             (107)
          Deferred:
            State                                        -                279              (65)
            Federal                                      -                401              (53)
          ---------------------------------  ----------------  -----------------  ---------------
                                                         -                680             (118)
          ---------------------------------  ----------------  -----------------  ---------------
           Total                               $         -       $         32    $        (225)
          =================================  ================  =================  ===============


         At June 30, 1999, the Company has unused net operating loss carryforwards of approximately $1.9 million and $2.2 million for federal and California income tax purposes, respectively. The Company also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $110,000 and $88,000 for federal and California tax purposes, respectively. As of June 30, 1999, the valuation allowance fully offsets the Company's net deferred tax assets because management cannot assess that it is more likely than not that they will be utilized.

         Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at June 30, 1999 and 1998 consist of the following:


                                                                 1999               1998
          ---------------------------------------------  ------------------ ------------------
          Net operating loss carryforward                $              867 $              402
          Book over tax depreciation/amortization                        18                 52
          Inventory capitalization                                      177                205
          Reserves and accurals                                         894                624
          State taxes                                                 (130)              (145)
          Tax credit carryforward                                       198                160
          ---------------------------------------------  ------------------ ------------------
          Total net deferred tax assets                               2,024              1,298

          Less valuation allowance                       $          (2,024) $          (1,298)
          ---------------------------------------------  ------------------ ------------------
          Net deferred tax assets                                         -                  -
          =============================================  ================== ==================


6.       Segment Information
         The Company operates in one industry segment, the manufacturer of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 1999 the Company believes it has no significant concentrations of credit risk.

         The Company derived the following percentages of its net sales from its significant distributors:


                 1999              1998               1997
          ------------------ -----------------  ----------------- ----------------------------------------
                -                 8%                 15%        Specialized Medical Systems
                -                 2%                 7%         CardioVascular Concepts, Inc.

         In September 1997, the Company was informed by both Specialized Medical Systems and CardioVascular Concepts that they were electing to terminate their distributor relationships with the Company, which occurred in February 1998. No other customer comprised 10% or more of the Company's net sales in fiscal 1999, 1998 or 1997.

         Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,434 in 1999, $3,863 in 1998, and $3,865 in 1997. All
         sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

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

         During fiscal 1999, two employees exercised options for 100,485 shares at $2.72 per share using 87,422 shares at $3.13 per shares as consideration.

         During fiscal 1998 the Company canceled 739,000 options at exercise prices ranging from $7.13 to $3.58 and regranted such options at a replacement rate of .67 to 1 and at an exercise price of $2.72. All other terms of these options were unchanged.

         The Company realized tax benefits of $38 in 1997 from the exercise of non-qualified stock options and disqualifying dispositions of incentive stock options. No charges have been made to income in accounting for the options.

         The  following  table  summarizes   information   about  stock  options
         outstanding under the 1981, 1987 and 1997 plans combined:


                                                Number of          Weighted Average
                                                  Shares            Exercise Price
Options outstanding at June 30, 1996             794,062                $4.94
     Granted                                      34,000                 5.27
     Canceled                                    (15,500)                6.09
     Exercised                                   (52,825)                2.45
------------------------------------------  ------------------  ----------------------
Options outstanding at June 30, 1997             759,737                $5.11
     Granted                                     584,162                 2.81
     Canceled                                   (766,250)                5.15
     Exercised                                   (14,487)                2.45
------------------------------------------  ------------------  ----------------------




Options outstanding at June 30, 1998             563,162                $2.74
    Granted                                       78,125                 2.80
    Canceled                                     (56,750)                2.77
    Exercised                                   (113,152)                2.72
==========================================  ==================  ======================
Options outstanding at June 30, 1999             471,385                $2.75
==========================================  ==================  ======================


         As of June 30, 1999, 471,385 options are outstanding of which 423,552 are exercisable. Additionally, 366,375 options remain available for grant. As of June 30, 1998, 515,003 were exercisable and 430,500 options were available for grant.

         The weighted average fair values of options granted were $1.23, $.92 and $2.41 in fiscal 1999, 1998 and 1997, respectively.

         A summary of options outstanding and exercisable as of June 30, 1999 follows:


                                                                  Weighted-Average
Options             Exercise Price         Weighted-Average          Remaining             Options         Weighted-Average
Outstanding              Range              Exercise Price        Contractual Life       Exercisable        Exercise Price
     20,000          $2.56 - 2.69               $2.63                   4.18                  -                   -
    337,760          $2.72 - 2.72               $2.72                   1.21               337,427              $2.72
    113,625          $2.75 - 3.00               $2.85                   4.35               86,125               $2.87


8.       Accounting for Stock Based Compensation
         Adjusted pro forma information regarding net income (loss) and per share amounts, determined as if the Company had accounted for its employee stock options under the fair value method of Statement No.
         123, is required when an enterprise elects the disclosure only provision of that Statement of Financial Accounting Standards. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 1999, 1998 and 1997: risk free interest rate of 6.3%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .478 and a weighted-average expected life of the option of 3.9 years for all periods.

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

         Pro forma disclosures required by Statement No. 123 include the effects of all stock option awards granted by the Company from July 1, 1996 through June 30, 1999. During the phase-in period, the effects of applying this statement for generating pro forma disclosures are not likely to be representative of the effects on pro forma net income
         (loss) for future years. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:


                                                   1999             1998         1997

          Pro forma net loss                  $     (1,901)   $      (2,055)  $    (1,945)
          Pro forma diluted loss per share    $       (.55)   $        (.60)  $      (.57)



9.       Operating Leases
         The Company is committed to a ten year operating lease for its primary office and manufacturing facilities, which commenced December 15, 1992. The Company's operations do not fully occupy the facility and therefore, the Company is subleasing approximately a third of the space. The Company's sublease income was $168, $164 and $161 for the years ended June 30, 1999 and 1998 and 1997 respectively. Rent expense for financial statement purposes is computed on a straight-line basis over the term of the initial lease. The excess of straight-line expense over cash payments during the year is shown as a deferred rent liability.

         Aggregate future minimum rental payments on a cash basis required under operating leases for office and manufacturing space which have initial or remaining non-cancelable lease terms in excess of one year are as follows: $779; $810; $842; and $387 for the fiscal years ending June 30, 2000; 2001; 2002 and 2003, respectively, for a total of $2,818.

         Rent expense charged to operations was $727, $727, and $763 for the years ended June 30, 1999, 1998 and 1997, respectively.

10.      Stock Purchase
         During the year ended June 30, 1991 the Company loaned $100 to the President and Chairman of the Board for the exercise of Gish common stock options. The note balance at June 30, 1999 is $54 which is secured by Company stock, bears interest at 5.5% and is due within one year. Interest is current on the note.

11.      Infusion Pump Business
         On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD") a manufacturer of ambulatory infusion pumps and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600 in cash and $2,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines acquired in the Company's financial statements from September 13, 1995. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996 and entered into a one-year lease for the building CMD occupied. During the quarter ended December 31, 1996, the Company ceased to utilize the building for manufacturing and was released from the lease as of February 28, 1997. The Company had also executed one-year employment agreements with four key employees which included provisions for the issuance of up to 53,500 shares of the Company's common stock to those employees upon completion of certain performance criteria. As of December 31, 1996, 13,876 such shares were issued. During the quarter ended December 31, 1996 two of those key employees were terminated. Additionally, a third employee under contract resigned effective February 15, 1997.

         This acquisition was accounted for as a purchase and resulted in the recognition of $2,009 of goodwill.

         During the fourth quarter of fiscal 1997, the Company reviewed the goodwill resulting from acquisition of the assets and technology of the ambulatory infusion pumps because sales for the pump and related products in 1997 were only a quarter million dollars. In addition, the Company incurred additional marketing and selling expenses of $561 as well as $146 in engineering expenses related to the ambulatory infusion pumps. The foregoing factors resulted in a negative cash flow for the pump product line. Due to its poor performance, and negative margins, management believed it was unlikely that margins would improve in the near future nor would the product line generate positive cash flows. Accordingly, the Company recorded a $1,824 of goodwill impairment in fiscal 1997 to write-off goodwill associated with this product line.

         During the fiscal year ended June 30, 1998 the infusion pump acquired from CMD was involved in an incident which precipitated the Company's decision to voluntarily cease sales of the infusion pump. The Company also decided to redesign the pump not utilizing the technology acquired from CMD. Consequently the Company has written off all remaining assets, principally inventory, property and equipment associated with the infusion pump acquired from CMD at June 30, 1998. The table below sets forth the operating results of the discontinued infusion pump business for the past three fiscal years as if it were an operating segment.


Infusion pump operations                            June 30, 1999          June 30, 1998         June 30, 1997
------------------------------------------  --------------------- ---------------------- ---------------------
Sales (returns)                             $                (27) $                (141) $                  34
Cost of sales                                                   -                      7                     9
                                                          -------                  -----                 -----
Gross profit (loss)                                          (27)                  (148)                    25
Research and development expenses                               -                      -                   146
Selling and marketing expenses                                  -                     88                   561
General and administrative expenses                             -                     21                   316
                                                           ------                     --                 -----
Total operating expenses                                        -                    109                 1,023
                                                           ------                  -----                 -----

Operating loss                                               (27)                  (257)                 (998)
Goodwill impairment                                             -                      -                 1,824
Write off of plant and equipment                             (53)                    363                     -
Write off of inventory                                          -                    464                     -
                                                           ------                  -----                 -----
Contribution to pretax loss                  $                 26  $              (1,084)  $            (2,822)
                                             ====================  ======================  ====================



12.      Fourth Quarter Adjustments
         During the fourth quarter of fiscal 1998 the Company made certain adjustments to its financial statements based upon events and decisions occurring either during the fourth quarter of fiscal 1998 or which occurred shortly thereafter.

         EZFlow Infusion Pump Adjustments
         During the fourth quarter of fiscal 1998 the Company wrote off infusion pump inventory of $464 and $363 of fixed assets (primarily tools and dies) associated with the EZFlow pump. The Company also recorded a provision of $88 for EZFlow pump returns from distributors.

         Inventory Reserve Increases
         During fiscal 1998, the Company provided an additional inventory reserve of $162 for inventory items on hand at June 30, 1998 related to the Company's myocardial management system, the MyoManager.

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

         A summary of fourth quarter adjustments in fiscal 1998 follows:


         Infusion pump provision for sales returns                     $     88
         Infusion pump write off to cost of goods sold                      464
         MyoManager inventory reserve charged to cost of goods sold         162
                                                                            ---
         Total charges against gross profit                                 714

         Infusion pump fixed asset write off to general and
          administrative expense                                            363
         Increase in valuation allowance for deferred tax assets            680
                                                                         ------
         Total non-recurring fourth quarter adjustments                  $1,757
                                                                         ======

         During the fourth quarter of fiscal 1999 the Company made certain adjustments to its financial statements based on events and decisions occurring either during the fourth quarter of fiscal 1999 or which occurred shortly thereafter.

         Obsolete Inventory Adjustments
         During the fourth quarter of fiscal 1999 the Company charged $118 to cost of sales for obsolete inventory not previously identified. The total charge consisted of a $100 direct charge representing inventory disposed of during the quarter, plus an additional $18 inventory reserve based on an analysis of inventory.

         Valuation of Field Inventories
         During fiscal 1999 the Company provided a valuation reserve of $67 for field inventories consigned to sales representatives primarily for demonstration purposes.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Inapplicable.

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors of the Registrant
The  following  persons are  currently  serving on the Board of Directors of the
Company:

                                                                        Director
Name                     Principal Occupation               Age         Since
----                     --------------------               ---         -----

Howard F. Bovers         President, Bradford Trading        59          1999
                         Company

Jack W. Brown            Managing Director, Product         59          1980
                         Development of the Company

James J. Cotter          Attorney, Whitman Breed            30          1999
                         Abbott & Morgan LLP

Ray R. Coulter           Co-Founder and Chief Financial     66          1979
                         Officer, Wintec Energy Ltd.

Richard W. Dutrisac      President and Chief Executive      61          1987
                         Officer of PFE, Inc.

John W. Galuchie, Jr.    President, T.R. Winston &          46          1999
                         Company, Inc.

John S. Hagestad         Managing Director, Sares/Regis     52          1979
                         Group

Mr. Bovers has been the president of Bradford Trading Company, an investment management and venture capital firm, since 1994. In 1998 he also became vice-chairman of T.R. Winston & Company, Inc. an investment banking firm. He is founder and director of New England Municipal Telephone Association, LLC. Prior to the founding of Bradford Trading Company, Mr. Bovers was president of Newbay Corporation, a developer of independent power projects.

Mr. Brown joined the company in 1980 as the Vice President of Marketing. Shortly thereafter in 1980 Mr. Brown was elected President and Chairman of the Board of Directors. In September of 1999 Mr. Brown resigned as President and Chairman and assumed the position of Managing Director of Product Development of the Company. The Company is in the process of negotiating the terms of a Employment Agreement with Mr. Brown.

Mr. Cotter has been an attorney with Whitman Breed Abbott & Morgan LLP since 1997. Previously, he was with Cecelia Packing Corporation. Mr. Cotter received his L.L.M. and J.D. degrees in 1995 from New York University School of Law.

Mr. Coulter is a co-founder and the Chief Financial Officer of Wintec Energy Ltd., a company engaged in the alternate energy business and has held that position since 1985.

Mr. Dutrisac has been the President and Chief Executive Officer of PFE, Inc., a biological export company based in Newport Beach, California, since 1979. Mr. Dutrisac has been involved in the medical industry for 39 years.

Mr. Galuchie, a Certified Public Accountant, is principally engaged in the following businesses: (i) T.R. Winston & Company, Inc., a securities broker/dealer, as President since January 1990 and director since September 1989; (ii) Kent Financial Services, Inc., in various executive positions since 1986; (iii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President since April 1988; (iv) Golf Rounds.com, Inc., an Internet website publisher as Vice President, Treasurer and director since July 1992 and (v) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998. Mr. Galuchie is also the Vice President and Secretary of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership. Mr. Galuchie served as a director of Crown NorthCorp, Inc. from June 1992 to August 1996 and as a director of HealthRite, Inc. from December 1998 to June 1999.

Mr. Hagestad is a Managing Director of Sares/Regis Group, a firm specializing in real estate acquisition, development and management, located in Irvine, California. He has been associated with Sares/Regis Group for more than 20 years.

Executive Officers of the Registrant
                                                                      First Year
                                                                      Elected
Name                       Position with Company              Age     Office
----                       ---------------------              ---     ------

Jack W. Brown              Former Chairman of the Board,      59       1980
                           President of the Company

Jeanne M. Miller           Former Chief Financial Officer     43       1986

James R. Talevich          Chief Financial Officer            48       1999


For certain information concerning the business experience of Mr. Brown refer to previous section titled "Directors of the Registrant".

Ms. Miller joined the company in 1982 as its Controller. She was promoted to Vice President, Chief Financial Officer and Corporate Secretary in 1986. She resigned from her position with the Company on June 14, 1999 for personal and family reasons.

Mr. Talevich became Vice President and Chief Financial Officer in July, 1999.

ITEM 11.  EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth three years of compensation history for the Chief Executive Officer (the "Named Executive"). There was no other executive officer serving at the end of the last completed fiscal year, nor any additional individuals with salary and bonus for the last fiscal year exceeding $100,000.


                           SUMMARY COMPENSATION TABLE

                                                                               Long-Term
                                   Annual Compensation                         Compensation
                           ------------------------------------------          ------------
                                                              Other Annual     Securities       All Other
Name and                                           Bonus      Compensation     Underlying       Compensation
Principal Position         Year    Salary($)      ($) (1)      ($) (1)         Options (#)      ($) (3)
------------------         ----    ---------      -------       -------        -----------      ------
Jack W. Brown              1999     191,000       28,650        4,926             --            250
   President and Chief     1998     175,500       47,750        5,269           225,000         250
   Executive Officer of    1997     160,000       26,240        5,281             --            250
   the Company


(1) Other Annual Compensation consists of the personal use portion of company-provided automobiles and premiums paid on executive disability policies.

(2) Bonuses paid to the Named Executive are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company's executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales, and individual efforts are established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals.

(3) All Other Compensation consists of the Company's matching contributions to the Gish Salary Savings Plan under Section 401(k) of $250 in each fiscal year.

Option Grants in Last Fiscal Year. The Named Executive Officer identified in the Summary Compensation Table did not receive a grant of stock options during the year ended June 30, 1999. The Company has never granted stock appreciation rights (SAR's).

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the executive officers named in the Summary Compensation Table above, each exercise of stock options during the year ended June 30, 1999 and the year-end value of unexercised options:

                                               Number of Securities                Value of Unexercised
                                           Underlying Unexercised Options          In-the-Money Options
                                               at Fiscal Year End 1999            at Fiscal Year End 1999
                                               -----------------------            -----------------------
                   Shares
                 Acquired on          Value
     Name       Exercise (#)     Realized ($)(1)     Exercisable       Unexercisable       Exercisable (2)     Unexercisable(2)
     ----       ------------     ---------------     -----------       -------------       ---------------     ----------------

   J. Brown        56,000            $22,736           169,000               -                 $47,489                -


(1) Excess of market price over  exercise  price,  on the date of exercise.
(2) Excess of $3.00 (market price at year end) over exercise price.

Compensation of Directors

Directors who are not officers of the Company each receive a fee of $8,000 per fiscal year and an additional fee of $500 for attendance at each Board of Directors' and committee meeting. Officers of the Company do not receive additional compensation for attendance at Board of Directors' meetings or committee meetings. Effective February 1, 1999, the Board approved the waiver of Directors' compensation until such time as the Company returns to profitability.

Information Regarding Compensation Committee Interlocks and Insider
Participation

The Compensation Committee is a standing committee of the Board of Directors of the Company. The Compensation Committee is responsible for establishing and evaluating the effectiveness of compensation policies and programs for the Company and for making determinations regarding the compensation of the Company's executive officers, subject to review by the full Board of Directors. During the fiscal year ended June 30, 1999, the members of the Committee were Richard W. Dutrisac, Ray R. Coulter and Howard F. Bovers, all of whom are non-employee directors of the Company.

No member of the Compensation Committee is a former or current officer or employee of the Company or a subsidiary of the Company. Furthermore, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and board members.

Board Compensation Committee Report on Executive Compensation

The following report is submitted by the Compensation Committee members with respect to the executive compensation policies established by the Compensation Committee and compensation paid or awarded to executive officers who consisted of Jack Brown (the Company's Chief Executive Officer) and Jeanne Miller (the Company's Vice President and Chief Financial Officer) (the "Executive Officers") for fiscal year 1999.

Compensation Policies and Objectives

In establishing and evaluating the effectiveness of compensation programs for Executive Officers, the Compensation Committee is guided by three basic principals:

         o The Company must offer competitive salaries to be able to attract and retain highly qualified and experienced executives and other management personnel.

         o Executive compensation in excess of base salaries should be tied to the Company's performance, measured in terms of sales growth, gross profit and profitability, as well as attainment of individual objectives.

         o The financial interests of the Company's executives should be aligned with the financial interests of the shareholders, primarily through stock option grants which reward executives for improvements in the market performance of the Company's Common Stock.

Salaries and Employee Benefit Programs

In order to retain executives and other key employees, and to be able to attract additional, well-qualified executives when the need arises, the Company strives to offer salaries, health care and other employee benefit programs, to its executives and other employees which are comparable to those offered by competing businesses.

In establishing salaries for the Executive Officers, the Compensation Committee reviews (i) the historical performance of the Executive Officers; and (ii) available information regarding prevailing salaries and compensation programs offered by competing businesses.

Performance-Based Compensation

The Compensation Committee believes that annual compensation in excess of base salaries should be made dependent on both the Company's performance and the individual executive's performance. Accordingly, at the beginning of each fiscal year, the Compensation Committee establishes an incentive compensation program for Executive Officers and other key management personnel under which the Executive Officers and other key management personnel may earn bonuses, in amounts ranging from 15% to 40% of their annual salaries, provided the individuals meet their individual performance goals and the Company achieves or exceeds the corporate performance goals for the year.

Bonuses under the incentive plan are awarded not only on the basis of the Company's performance, but also on the achievement by an executive of specific objectives within his or her area of responsibility. The maximum bonus that may be awarded for individual achievement of specific objectives is half of the total available under the program.

In the fiscal year ended June 30, 1999, Mr. Brown earned $28,650 under the incentive plan for the first six months of the year, which resulted from a determination that Mr. Brown met 100% of his individual goals, and that 50% of the Company's performance goals were met.

Effective   February  1,  1999,  the  Company's  Board  of  Directors  voted  to discontinue all payments to executive officers of the Company under the incentive plan until such time as the Company returns to profitability.

Stock Performance Graph

The following graph sets forth the cumulative shareholder return (assuming dividend reinvestment) to the Company's shareholders during the five year period ended June 30, 1999 as well as an overall stock market index (Media General Index) and the Company's peer group index (Media General Index of Medical Instruments and Supplies):

            GISH BIOMEDICAL, INC.    MG GROUP INDEX      MEDIA GENERAL INDEX

1994            $    100.00            $   100.00            $    100.00
1995            $    142.50            $   139.54            $    119.02
1996            $    115.00            $   189.86            $    148.80
1997            $    100.00            $   217.52            $    191.22
1998            $     57.50            $   254.55            $    244.95
1999            $     60.00            $   292.64            $    288.75

The stock performance graph assumes $100 was invested on July 1, 1994. Assumes dividend reinvested during fiscal year ended June 30, 1999.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of August 31, 1999, except as otherwise indicated, regarding the beneficial ownership of Common Stock of the Company by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named in the table have sole voting and investment power with respect to the shares.


                                                 Shares
                                                 Beneficially        Percent of
Name                                             Owned               Class (1)

Asset Value Fund Limited Partnership             493,950             14%
376 Main Street
Bedminster, NJ  07921

Craig Corporation                                509,800 (2)         15%
550 South Hope Street, Suite 1825
Los Angeles, CA  90071

Dimensional Fund Advisors, Inc.                  239,100              7%
1299 Ocean Avenue
Santa Monica, CA  90401

Howard F. Bovers                                  25,000              1%

Jack W. Brown                                    361,214 (3)         10%

Ray R. Coulter                                    26,200 (5)          1%

Richard W. Dutrisac                               16,416 (5)          *

James B. Glavin (4)                               18,916 (5)          1%

John S. Hagestad                                 150,606              4%

All directors and executive officers as a        598,352             16%
group
------------------
* Less than 1%

(1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable upon exercise of options held by particular beneficial owners that are included in the first column.

(2)      Craig   Corporation  is  beneficial  owner  of  Common  Stock  of  Gish
         Biomedical, Inc. through its controlling interest in Citadel Holding Corporation.

(3) Includes 169,000 shares subject to options exercisable currently or within 60 days.

(4)      Mr. Glavin resigned as a director in September 1999.

(5) Includes 16,416 shares subject to options exercisable currently or within 60 days.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 14.          EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS
                  ON FORM 8-K

(A)      (1)      Financial Statement Schedules

                  The   following  consolidated   financial  statements of  Gish
                  Biomedical, Inc, are included in Item 8.:

                           Consolidated balance sheet - June 30, 1999 and 1998.

                           Consolidated statement of operations - Years ended June 30, 1999, 1998 and 1997.

                           Consolidated statements of shareholders' equity - Years ended June 30, 1999, 1998 and 1997.

                           Consolidated statements of cash flows - Years ended 1999, 1998 and 1997.

                           Notes to consolidated financial statements - June 30, 1999.

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

                  Exhibit
                  Number                      Description
                  -------                     -----------

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

                  10.7* Form of 1997 Stock Incentive Plan (the "1997 Plan"), incorporated herein by this reference to the Company's Report on Form 10-K for the year ended June 30, 1998.

                  10.8* Form of Option Agreement for the use with the 1997 Plan, incorporated herein by this reference to the Company's Report on Form 10-K for the year ended June 30, 1998.

                  10.9 Commercial Security Agreement dated December 2, 1998 between the Company and City National Bank.

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

                  23       Consent of Ernst & Young LLP.

                  25 Power of Attorney (included on signature page of this Annual Report on Form 10-K).

                  27.1     Financial Data Schedule

(B)      Reports on Form 8-K
         --------------------
                           The Company filed a Form 8-K dated June 25, 1999 reporting the resignation of Jeanne Miller as the Company's Chief Financial Officer.

------------
*Management contract or compensatory plan or arrangement.

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


         Signature                 Title                      Date

         /S/JAMES R. TALEVICH      Vice President, Chief      September 27, 1999
         --------------------      Financial Officer, and
         JAMES R. TALEVICH         Corporate Secretary


         /S/ HOWARD F. BOVERS
         --------------------      Director                   September 27, 1999
         HOWARD F. BOVERS


         /S/ JAMES J. COTTER
         -------------------       Director                   September 27, 1999
         JAMES J. COTTER


         /S/ RICHARD W. DUTRISAC
         -----------------------   Director                   September 27, 1999
         RICHARD W. DUTRISAC


         /S/ JOHN W. GALUCHIE, JR.
         ------------------------  Director                   September 27, 1999
         JOHN W. GALUCHIE, JR.


         /S/ JOHN S. HAGESTAD
         --------------------      Director                   September 27, 1999
         JOHN S. HAGESTAD


         /S/ JACK W. BROWN                                    September 27, 1999
         -----------------         Director
         JACK W. BROWN


         /S/ RAY R. COULTER                                   September 27, 1999
         ------------------        Director
         RAY R. COULTER