Form 10QSB
period 1999-09-30
GISH BIOMEDICAL INC
filed 1999-11-15
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 1999

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
            ---------------------------------------------------------

        (Exact name of small business issuer as specified in its charter

      California                                              95-3046028
 ----------------------                                   ------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                            Identification Number)

                  2681 Kelvin Avenue, Irvine, California 92614
               --------------------------------------------------
                    (Address of principal executive offices)


                                 (949) 756-5485
                      ------------------------------------
                           (Issuer's telephone number)

                                       N/A
               --------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing requirements for the past 90 days. Yes X   No
                                                                  ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of November 9, 1999, the issuer had 3,473,733 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one):  Yes X   No
                                                                ---    ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1. -  Financial Statements
------     ---------------------


                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                               SEPTEMBER 30, 1999
                                   (unaudited)

ASSETS (In thousands)
Current assets:
  Cash and cash equivalents                                     $  1,761
  Short-term investments                                           1,510
  Accounts receivable, net                                         3,155
  Inventories                                                      7,273
  Prepaid expenses                                                    22
                                                                --------
      Total current assets                                        13,721

Property and equipment, at cost                                    9,586
   Less accumulated depreciation                                  (7,047)
                                                                --------
Net property and equipment                                         2,539
Other assets                                                         150
                                                                --------
      Total assets                                              $ 16,410
                                                                ========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                              $  1,190
  Accrued compensation and related items                             644
  Other accrued liabilities                                          177
                                                                --------
      Total current liabilities                                    2,011
Deferred rent                                                        291
                                                                --------
      Total liabilities                                            2,302
                                                                --------
Stockholders' equity:
   Preferred stock, 2,250,000 shares authorized;
     no shares outstanding
   Common stock, no par value, 7,500,000
     shares authorized, 3,473,360
     shares issued and outstanding                                10,151
   Retained earnings                                               3,957
                                                                --------
       Total stockholders' equity                                 14,108
                                                                --------
       Total liabilities and stockholders' equity               $ 16,410
                                                                ========

See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 1999 and 1998
                                   (unaudited)


(In thousands, except share and
   per share data)                                  1999            1998
                                                    ----            ----

Net sales                                       $    4,416      $    4,752
Cost of sales                                        3,441           3,420
                                                ----------      ----------
Gross profit                                           975           1,332
                                                ----------      ----------

Research and development                               452             229
Selling and marketing                                1,109           1,020
General and administrative                           1,114             425
                                                ----------      ----------
Total operating expenses                             2,675           1,674
                                                ----------      ----------

Operating loss                                      (1,700)           (342)
Interest income                                         65              72
                                                ----------      ----------
Loss before provision for taxes                     (1,635)           (270)
Provision for taxes                                     -               -
                                                ----------      ----------

Net loss                                        $   (1,635)     $     (270)
                                                ==========      ==========

Basic and diluted net loss per share            $     (.47)     $     (.08)
                                                ==========      ==========
Basic and diluted weighted
  average common shares                          3,472,084       3,447,145
                                                ==========      ==========


See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 1999 and 1998
                                   (unaudited)


                                                                   1999            1998
                                                                   ----            ----
(In thousands)
Cash flows from operating activities:
   Net loss                                                    $  (1,635)       $    (270)
   Adjustments:
       Depreciation                                                  229              230
       Loss on disposal of assets                                    280                -
       Amortization                                                    1                6
       Deferred rent                                                 (12)              (5)
       Changes in operating assets and liabilities                   318              349
                                                               ---------        ---------
             Net cash provided (used) by
               operating activities                                 (819)             310
                                                               ---------        ---------
Cash flows from investing activities:
   Purchases of property and equipment                              (194)             (56)
   Purchase of short-term investments                                (20)               -
   Increase in other assets                                           (1)             (23)
                                                               ---------        ---------
             Net cash used in investing activities                  (215)             (79)
                                                               ---------        ---------
Cash flows from financing activities:
   Proceeds from stock options exercised                               3               16
                                                               ---------        ---------
             Net cash provided by financing activities                 3               16
                                                               ---------        ---------

Net increase (decrease) in cash and cash equivalents              (1,031)             247
Cash and cash equivalents at beginning of period                   2,792            3,497
                                                               ---------        ---------
Cash and cash equivalents at end of period                     $   1,761        $   3,744
                                                               =========        =========


See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 (in thousands, except share and per share data)
                         September 30, 1999 (unaudited)

1.       General
         -------

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 1999 and 1998, and financial position at September 30, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-K for the year ended June 30, 1999. Commencing with this fiscal year, the Company has elected to make its filings with the SEC pursuant to the small business reporting alternative provided by the SEC under Regulation S-B.

         Statement of Cash Flows
         -----------------------

         Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise:


         Three months ended September 30,                  1999            1998
         --------------------------------                  ----            ----

         Decrease(increase) in:
         Accounts receivable                             $  248          $  460
         Note receivable                                     54               -
         Inventories                                        (93)            201
         Prepaid expenses                                    96              35

         Increase  (decrease) in:
         Accounts payable                                  (176)           (307)
         Accrued compensation and related items              49             (41)
         Other accrued liabilities                          140               1
                                                         ------          ------

         Change in operating assets and liabilities        $318            $349
                                                         ======          ======

         The Company paid eight hundred dollars in state income taxes during the three month period ended September 30, 1999. The Company did not pay any interest or federal income taxes during the same period. The Company did not pay any interest or federal or state income taxes during the three month period ended September 30, 1998.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                (in thousands, except share and per share data)
                               September 30, 1999
                                   (unaudited)


2.       Inventories
         -----------

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in $000's):

                                           September 30, 1999
                                           ------------------

                  Raw materials                $    4,117
                  Work in progress                  1,069
                  Finished goods                    2,087
                                               ----------

                                               $    7,273
                                               ==========

3.       Earnings per share
         ------------------

         The Company calculates earnings (loss) per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

4.       Acquisition
         -----------

         On April 17, 1996, the Company assumed ownership of the net assets and technology of Creative Medical Development ("CMD") in exchange for a payment of $600 in cash and $2,000 of Gish Biomedical, Inc. common stock. During the fourth quarter of fiscal 1997, the Company recorded an impairment of goodwill of $1,800 to writeoff the goodwill associated with this product line.

         During the fiscal year ended June 30, 1998 the Company decided to redesign the pump not utilizing the technology acquired from CMD. Consequently, in the fourth quarter of fiscal 1998, the Company wrote off all remaining assets, principally inventory, property and equipment associated with the CMD infusion pump, and recognized charges aggregating $827.

5.       Nonrecurring Charges
         --------------------

         In September, 1999 the Company discontinued development of the new infusion pump for strategic and economic reasons and recognized $429 in charges related to the discontinuance. The total charge consisted of $140 charged to cost of sales for inventory obsolescence, $7 charged to selling and marketing expense for the write-down of field inventories, and $282 charged to general and administrative expense consisting primarily of software development costs.

         Additionally, in the quarter ended September 30, 1999, the Company recognized obsolete inventory write-offs of $83 for custom tubing packs, consignment inventory shrinkage of $133, severance and other costs associated with the resignation of the Company's chief executive of $294 and severance of $95 resulting from a reduction in force. Excluding nonrecurring charges, the Company's gross profit margin for the quarter ended September 30, 1999 was 27.1% compared to 28.0% in the comparable period of the prior fiscal year.

ITEM 2.  -  Management's Discussion and Analysis of Financial
------      Condition and Results of Operations
            -------------------------------------------------


Results of Operations:
----------------------

The Company had a net loss of $1,635,000 or $.47 basic and diluted net loss per share, for the three months ended September 30, 1999 compared to a net loss of $270,000 or $.08 basic and diluted net loss per share, for the comparable quarter in the prior fiscal year. The increased loss relative to the prior year quarter resulted primarily from nonrecurring charges, including $429,000 in charges related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 in severance from the Company's reduction in force in September, 1999.

Net sales decreased to $4,416,000 for the quarter ended September 30, 1999 from $4,752,000 in the quarter ended September 30, 1998. The sales decrease had an unfavorable impact on gross profit and earnings of approximately $91,000. The decrease in sales resulted from reduced sales of the Company's cardiotomy reservoir and custom tubing pack products, partially offset by increased sales of oxygenator products.

Cost of sales increased to $3,441,000 for the first quarter of fiscal 1999 from $3,420,000 for the prior year first quarter. The increase resulted primarily from $223,000 of infusion pump and custom tubing pack inventory write-down due to inventory obsolescense.

Research and development expenses increased from $229,000 for the three months ended September 30, 1998 to $452,000 for the three months ended September 30, 1999. The expense increase resulted primarily from additional staff and increased prototype expenses.

Selling and marketing expenses increased to $1,109,000 for the quarter ended September 30, 1999 from $1,020,000 for the comparable quarter in the prior year. The increase included a write-down of field inventories of $133,000.

General and administrative expenses increased to $1,114,000 for the three months ended September 30, 1999 from $425,000 for the three months ended September 30, 1998. The increase over the prior year quarter included $294,000 in severance and other costs related to the resignation of the Company's chief executive, Jack W. Brown. The general and administrative expense increase over the prior year quarter also included $56,000 in severance from the Company's reduction in force in September and a charge of $282,000 relating to the Company's ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September, 1999.

Year 2000:
----------

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

Liquidity and Capital Resources:
--------------------------------

Gish Biomedical, Inc. had cash and cash equivalents of $1,761,000 and short-term investments of $1,510,000 at September 30, 1999. Short-term investments consisted of government-backed securities and short-term certificates of deposit.

For the three months ended September 30, 1999 net cash used by operating activities was $819,000 compared to net cash provided by operating activities of $310,000 for the comparable quarter in 1998. Cash flows from operations for the three months ended September 30, 1999 decreased from the comparable period in the prior year principally from the increased net loss. The cash flow effect of the increased loss in the quarter ended September 30, 1999 was partially offset by the $280,000 loss on disposal of fixed assets which was included in the loss from operations but did not consume cash. The $280 loss on disposal of fixed assets for the three months ended September 30, 1999 consisted primarily of software development costs associated with the Company's discontinued ambulatory infusion pump and MyoManager product lines.

Net cash used in investing activities for the three months ended September 30, 1999 was $215,000 compared to $79,000 for the three months ended September 30, 1998. The increase over the prior year quarter resulted primarily from increased purchases of manufacturing tooling and equipment.

For the quarter ended September 30, 1999 net cash provided by financing activities was $3,000 compared to net cash provided by financing activities of $16,000 for the quarter ended September 30, 1998. The decrease in net cash provided by financing activities from the comparable quarter in the prior year resulted from reduced proceeds from stock options exercised.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2000.

This Quarterly Report on Form 10-QSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-QSB, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company's targeted markets, (ii) the continued acquisition of the Company's customers by certain of its competitors and (iii) the decision by the Company to replace its distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forwarding-looking statements contained herein, which speak as of the date of this Report.

PART II   -  OTHER INFORMATION
-------      -----------------

ITEM 6.   -  Exhibits and Reports on Form 8-K
-------      ---------------------------------

      a.       Exhibits

                 10   Employment Agreement
                 27   Financial Data Schedule for the three months ended
                      September  30, 1999

      b.       Reports on Form 8-K

               Items Reported                               Date Filed
               --------------                               ----------

               Other Events - Resignation of Chief
                 Executive                              September 20, 1999
               Other Events - Staff Reduction           September 24, 1999

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                               GISH BIOMEDICAL, INC.





Date:    November 15, 1999                     /s/ James R. Talevich
                                               ------------------------------
                                               James R. Talevich
                                               Vice President/CFO