Form 10QSB
period 1999-12-31
GISH BIOMEDICAL INC
filed 2000-02-14
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 1999

                                       OR

[   ]    TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                       95-3046028
 ---------------------------                        ------------------------
(State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                         Identification Number)

                  2681 Kelvin Avenue, Irvine, California 92614
         --------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 756-5485
         --------------------------------------------------------------
                           (Issuer's telephone number)

                                       N/A
         --------------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     As of February 8, 2000, the issuer had 3,529,902 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one):  Yes  X    No
                                                                 ---      ---


PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1.  -  Financial Statements
------      --------------------


                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 1999
                                   (unaudited)
                       (In thousands, except share data)

ASSETS

Current assets:
  Cash and cash equivalents                                                   $   2,044
  Short-term investments                                                          1,183
  Accounts receivable, net                                                        3,492
  Inventories                                                                     6,324
  Prepaid expenses                                                                  177
                                                                              ---------
      Total current assets                                                       13,220

Property and equipment, at cost                                                   9,735
   Less accumulated depreciation                                                 (7,271)
                                                                              ---------
Net property and equipment                                                        2,464
Other assets                                                                        150
                                                                              ---------
       Total assets                                                           $  15,834
                                                                              =========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                            $     872
  Accrued compensation and related items                                            621
  Other accrued liabilities                                                         269
                                                                              ---------
      Total current liabilities                                                   1,762

Deferred rent                                                                       278
                                                                              ---------
      Total liabilities                                                           2,040
                                                                              ---------
Stockholders' equity:
  Preferred stock, 2,250,000 shares authorized;
    no shares outstanding
  Common stock, no par value, 7,500,000 shares
    authorized, 3,479,568 shares issued and outstanding                          10,171
  Retained earnings                                                               3,623
                                                                              ---------
      Total stockholders' equity                                                 13,794
                                                                              ---------
      Total liabilities and stockholders' equity                              $  15,834
                                                                              =========
See accompanying notes to condensed consolidated financial statements.




                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and Six months ended December 31, 1999 and 1998
                                   (unaudited)

(In thousands, except share and                  Three months ended                Six months ended
  per share data)                                   December 31,                      December 31,
                                                 ------------------                ----------------

                                              1999              1998            1999             1998
                                        ----------------- ---------------- ---------------  ---------------
Net sales                                          $4,532           $4,515         $ 8,948          $ 9,267
Cost of sales                                       3,395            3,192           6,836            6,612
--------------------------------------- ----------------- ---------------- ---------------  ---------------
                  Gross profit                      1,137            1,323           2,112            2,655
--------------------------------------- ----------------- ---------------- ---------------  ---------------
   Research and development                           238              336             690              565
   Selling and marketing                              944              969           2,053            1,989
   General and administrative                         316              383           1,430              808
--------------------------------------- ----------------- ---------------- ---------------  ---------------
     Total operating expenses                       1,498            1,688           4,173            3,362
--------------------------------------- ----------------- ---------------- ---------------  ---------------
     Operating loss                                 (361)            (365)         (2,061)            (707)
--------------------------------------- ----------------- ---------------- ---------------  ---------------
Interest income                                        27               39              92              111
--------------------------------------- ----------------- ---------------- ---------------  ---------------
Loss before provision for taxes                     (334)            (326)         (1,969)            (596)
Benefit for taxes                                       -                -               -                -
--------------------------------------- ----------------- ---------------- ---------------  ---------------
Net loss                                        $   (334)         $  (326)      $  (1,969)       $    (596)
======================================= ================= ================ ===============  ===============
Basic and diluted net loss per
share                                           $   (.10)         $  (.09)      $    (.57)       $    (.17)
======================================= ================= ================ ===============  ===============
Basic and diluted weighted
average common shares                           3,473,017        3,459,632       3,471,973        3,448,899
======================================= ================= ================ ===============  ===============

                    See accompanying notes to condensed consolidated financial statements.


                                                   3




                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 1999 and 1998
                                   (unaudited)


(In thousands)                                                 1999          1998
                                                               ----          ----
Cash flows from operating activities:
   Net loss                                                $   (1,969)    $    (596)
   Adjustments:
      Depreciation                                                 452           455
      Loss on disposal of assets                                   280             -
      Amortization                                                   3            12
      Deferred rent                                               (25)          (10)
      Changes in operating assets and liabilities                  526            41
                                                           -----------    ----------
            Net cash used by operating activities                (733)          (98)
                                                           -----------    ----------
Cash flows from investing activities:
   Purchases of property and equipment                           (343)         (162)
   Sale of short-term investments                                  307             -
   Increase in other assets                                        (2)          (27)
                                                           -----------    ----------
            Net cash used in investing activities                 (38)         (189)
                                                           -----------    ----------
Cash flows from financing activities:
   Proceeds from stock options exercised                            23            16
                                                           -----------    ----------
            Net cash provided by financing activities               23            16
                                                           -----------    ----------
Net decrease in cash and cash equivalents                        (748)         (271)
Cash and cash equivalents at beginning of period                 2,792         3,497
                                                           -----------    ----------
Cash and cash equivalents at end of period                 $     2,044    $    3,226
                                                           ===========    ==========


     See accompanying notes to condensed consolidated financial statements.


                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 1999
                                  (unaudited)

1.       General
         -------

         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and six month periods ended December 31, 1999 and 1998, and financial position at December 31, 1999, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-K for the year ended June 30, 1999. Commencing with this fiscal year, the Company has elected to make its filings with the SEC pursuant to the small business reporting alternative provided by the SEC under Regulation S-B.

         Statement of Cash Flows
         -----------------------

         Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise (in thousands):

         Six months ended December 31,                    1999            1998
         -----------------------------                    ----            ----

         Decrease(increase) in:
           Accounts receivable                          $  (89)         $   164
           Note receivable                                  54                -
           Inventories                                     856              508
           Prepaid expenses                                (59)             (71)
           Income tax refund receivable                      -              (49)

         Increase  (decrease) in:
           Accounts payable                               (494)            (387)
           Accrued compensation and related items           26             (131)
           Other accrued liabilities                       232                7
                                                        ------          -------

         Change in operating assets and liabilities     $  526          $    41
                                                        ======          =======

         The Company paid three thousand dollars in state income taxes during the six month period ended December 31, 1999. The Company did not pay any interest or federal income taxes during the same period. The Company did not pay any interest or federal and state income taxes during the six month period ended December 31, 1998.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 1999
                                   (unaudited)

2.       Inventories
         -----------

         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                            December 31, 1999
                                            -----------------

               Raw materials                     $  3,734
               Work in progress                       686
               Finished goods                       1,904
                                                    -----

                                                 $  6,324
                                                    =====

3.       Earnings per share
         ------------------

         The Company calculates earnings (loss) per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

4.       Acquisition
         -----------

         On April 17, 1996, the Company assumed ownership of the net assets and technology of Creative Medical Development ("CMD") in exchange for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock. During the fourth quarter of fiscal 1997, the Company recorded an impairment of goodwill of $1,800,000 to write off the goodwill associated with this product line.

         During the fiscal year ended June 30, 1998 the Company decided to redesign the infusion pump without utilizing the technology acquired from CMD. Consequently, in the fourth quarter of fiscal 1998, the Company wrote off all remaining assets, principally inventory, property and equipment associated with the CMD infusion pump, and recognized charges aggregating $827,000.

5.       Nonrecurring Charges
         --------------------

         In  September,  1999 the Company  discontinued  development  of the new infusion  pump  for  strategic  and  economic  reasons  and  recognized
         $429,000 in charges related to the discontinuance. The total charge consisted of $140,000 charged to cost of sales for inventory obsolescence, $7,000 charged to selling and marketing expense for the write-down of field inventories, and $282,000 charged to general and administrative expense consisting primarily of software development costs.

         Additionally, in the quarter ended September 30, 1999, the Company recognized obsolete inventory write-offs of $83,000 for custom tubing packs, field inventory shrinkage of $133,000, severance and other costs associated with the resignation of the Company's chief executive of $294,000, and severance of $95,000 resulting from a reduction in force. Excluding nonrecurring charges, the Company's gross profit margin for the quarter ended September 30, 1999 was 27.1% compared to 28.0% in the comparable period of the prior fiscal year.

ITEM 2.  -  Management's Discussion and Analysis of Financial Condition and
-------     Results of Operations
            ---------------------

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements, which include (i) the existence and development of the Company's technical and manufacturing capabilities, (ii) anticipated competition, (iii) potential future growth in revenues and income,
(iv) potential future decreases in costs, and (v) the need for, and availability of, additional financing.

In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-QSB, the inclusion of forward-looking information herein should not be regarded as a representation by Gish or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may be unable to retain key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward looking statements made herein include, but are not limited to (i) continued downward pricing pressures in our targeted markets,
(ii) the continued acquisition of our customers by certain of our competitors and (iii) our decision to replace our distributor network with a direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this report.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ending December 31, 1999 with the three month period ended December 31, 1998, as well as the six month period ended December 31, 1999 with the six month period ended December 31, 1998. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
----------------------

We incurred a net loss of $334,000, or $.10 basic and diluted net loss per share, for the three months ended December 31, 1999 compared to a net loss of $326,000, or $.09 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the six months ended December 31, 1999, we incurred a net loss of $1,969,000, or $.57 basic and diluted net loss per share, compared to a net loss of $596,000, or $.17 basic and diluted net loss per share, for the six months ended December 31, 1998.

The increased loss relative to the six months ended December 31, 1998 is partly due to non-recurring charges of $1,034,000 which were reported in the quarter ended September 30, 1999. The charges included $429,000 related to the discontinuance of our infusion pump business, $294,000 in severance and costs related to the resignation of our chief executive, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 in severance from the reduction in our workforce in September, 1999. The $95,000 severance was for 46 employees, and included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs. Substantially all of the $95,000 severance was paid in the fiscal quarter ended September 30, 1999.

In September, 1999 we concluded that our ambulatory infusion pump business was not viable due to the large number of competitive models available and the downward trend in market pricing of both hardware and disposable pump products. Consequently, we discontinued development of a new infusion pump then under development, and wrote off inventory and other assets associated with the infusion pump product line.

The $429,000 charge related to the discontinuance of the infusion pump business included $140,000 in obsolete inventories charged to cost of sales, $7,000 charged to selling and marketing for obsolete field inventories, and $282,000 charged to general and administrative expenses which included the write-off of capitalized software development costs for the infusion pump product previously under development.

We had sales of $4,532,000 for the quarter ended December 31, 1999 compared to sales of $4,515,000 for the comparable quarter in the prior fiscal year. For the six months ended December 31, 1999, we had sales of $8,948,000 compared to sales of $9,267,000 for the six months ended December 31, 1998.

The $319,000 net decrease in sales for the six months ended December 31, 1999 compared to the prior year period included a $432,000 decrease in sales of cardiotomy reservoirs, a $296,000 decrease in sales of cardioplegia products, and an $865,000 decrease in sales of custom tubing sets, partly offset by a $934,000 increase in sales of oxygenators.

The reduction in sales of cardiotomy reservoirs, cardioplegia products, and custom tubing sets is partially due to a loss of market share in these products to other competitors, and partially due to the increasing percentage of open-heart surgeries which are performed without stopping the heart. A majority of our sales are derived from products used in the open-heart bypass circuit which is employed when a patient's heart is stopped during cardiac surgery. An additional factor in the reduction of cardiotomy reservoir sales is a shift in usage by our customers from a separate cardiotomy reservoir to a combined product including both a Gish oxygenator and an integral reservoir, all of which is included in the oxygenator sales category.

Oxygenator sales were $923,000 for the three months ended December 31, 1999 compared to $464,000 for the three months ended December 31, 1998. For the six months ended December 31, 1999, oxygenator sales were $1,662,000 compared to $728,000 for the comparable period in the prior fiscal year. The sales increase resulted from additional market penetration by the Vision(TM) oxygenator which was introduced in August, 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $1,137,000 for the three months ended December 31, 1999 compared to $1,323,000 for the three months ended December 31, 1998. The primary cause of the gross profit decrease was the decrease in production volume and resulting increase in overhead cost per unit compared to the prior year quarter. A secondary factor was the shift in product mix to oxygenators from other products with higher margins.

For the six months ended December 31, 1999, gross profit was $2,112,000 compared to $2,655,000 for the six months ended December 31, 1998. The decrease included the effect of obsolete inventory writeoffs totaling $223,000 which were recorded in the first quarter of fiscal 2000. The inventory writeoffs consisted of $83,000 for custom tubing packs and $140,000 related to the discontinuance of our infusion pump business. Additional factors in the gross profit decrease were the decrease in total net sales, and the shift in product mix to oxygenators from other products with higher margin such as cardiotomy reservoirs and custom tubing packs.

Research and development expenses for the three months ended December 31, 1999 were $238,000 compared to $336,000 for the three months ended December 31, 1998. The decrease in research and development expense compared to the comparable quarter in the prior year resulted from the staff reduction and discontinuation of our infusion pump business, both of which occurred in September, 1999.

Research and development expenses for the six months ended December 31, 1999 were $690,000 compared to $565,000 for the comparable period in the prior year. The net increase resulted from additional staff and increased prototype expenses incurred during the quarter ended September 30, 1999 compared to the quarter ended September 30, 1998. The quarter ended September 30, 1999 also included $15,000 in severance related to the September, 1999 reduction in the size of our workforce.

Selling and marketing expenses for the three months ended December 31, 1999 were $944,000 compared to $969,000 for the three months ended December 31, 1998. Selling and marketing expenses for the six months ended December 31, 1999 were $2,053,000 compared to $1,989,000 for the six months ended December 31, 1998. The $64,000 increase for the six month period is attributable to $164,000 in nonrecurring charges incurred in the quarter ended September 30, 1999. The nonrecurring charges included $24,000 in severance from the reduction in the size of our workforce in September, 1999, a $133,000 write-down of field inventories, and a $7,000 write-down of discontinued infusion pumps in field inventory.

General and administrative expenses for the three months ended December 31, 1999 were $316,000 compared to $383,000 for the three months ended December 31, 1998. The $67,000 decrease resulted from a $38,000 decrease in management incentive bonuses, and salary savings of $32,000 due to a two month vacancy in the chief executive position following the resignation of Jack W. Brown in September, 1999.

For the six month period ending December 31, 1999, general and administrative expenses were $1,430,000 compared to $808,000 for the six month period ending December 31, 1998. The increase over the prior year period included $294,000 in severance and other costs related to the resignation of our chief executive, Jack W. Brown, in September, 1999. An employment agreement between us and Mr. Brown provides for Mr. Brown's continued compensation by us until September 15, 2001 at an annual salary of $100,000, for which we recorded a $225,000 charge including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

General and administrative expenses for the six months ended December 31, 1999 also included a charge of $282,000 relating to our ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September, 1999. In addition, the current year period included $56,000 in severance related to the September, 1999 reduction in the size of our workforce.

Year 2000 Compliance Update:
----------------------------

We earlier disclosed our estimate of cost and risk associated with the potential Y2K computer issue. We also informed you of our efforts to reduce the risk to the Company from the Y2K problems. The measures that we had undertaken to alleviate the internal and external issues regarding potential Year 2000 problems proved to be appropriate and effective. Our internal operating systems have not suffered any significant Year 2000 related problems that impacted operations during the transition to the new millennium. Any issues encountered were minor and were resolved immediately without any impact on our operating systems. However, we continue to monitor our internal and external operations to ensure that these problems have truly been resolved. Issues may surface regarding Year 2000 compliance but we expect these issues, if any, to be relatively insignificant.

Liquidity and Capital Resources:
--------------------------------

At December 31, 1999, we had cash and cash equivalents of $2,044,000 and short-term investments of $1,183,000. Short-term investments consisted of government-backed securities and short-term certificates of deposit.

For the six months ended December 31, 1999 net cash used by operating activities was $733,000 compared to net cash used by operating activities of $98,000 for the six months ended December 31, 1998. Cash flows from operating activities for the six months ended December 31, 1999 decreased from the comparable period in the prior year principally from the increased net loss. The cash flow effect of the increased loss in the six months ended December 31, 1999 was partially offset by the $280,000 loss on disposal of fixed assets which was included in the loss from operations but did not consume cash. The $280,000 loss on disposal of fixed assets consisted primarily of software development costs associated with our discontinued ambulatory infusion pump and MyoManager product lines.

Net cash used in investing activities for the six months ended December 31, 1999 was $38,000 compared to $189,000 for the six months ended December 31, 1998. The decrease from the prior year period resulted primarily from increased sales of short-term investments partially offset by increased purchases of manufacturing tooling and equipment.

For the six months ended December 31, 1999 net cash provided by financing activities was $23,000 compared to net cash provided by financing activities of $16,000 for the six months ended December 31, 1998. The increase in net cash provided by financing activities from the comparable period in the prior year resulted from increased proceeds from stock options exercised.

We believe that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2000.

PART II   -  OTHER INFORMATION


ITEM 6.  -  Exhibits and Reports on Form 8-K

         a.   Exhibits

              27 Financial Data Schedule for the six months ended December 31, 1999

         b.   Reports on Form 8-K

              None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                  GISH BIOMEDICAL, INC.





Date:    February 14, 1999                        /s/ James R. Talevich
                                                  -----------------------------
                                                  James R. Talevich
                                                  Vice President/CFO