Form 10QSB
period 2000-03-31
GISH BIOMEDICAL INC
filed 2000-05-12
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2000

                                                        OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                          95-3046028
-------------------------------                         ----------------------
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


     As of May 9, 2000, the issuer had 3,592,147 shares of its common stock, no par value, outstanding.

     Transitional Small Business Disclosure Format (check one): Yes X   No
                                                                   ---    ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1.  - Financial Statements
------     --------------------

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2000
                                   (unaudited)

ASSETS (In thousands, except share data)

Current assets:
  Cash and cash equivalents                                         $  2,305
  Short-term investments                                                 887
  Accounts receivable, net                                             3,506
  Inventories                                                          6,619
  Prepaid expenses                                                        49
                                                                    --------
      Total current assets                                            13,366
Property and equipment, at cost                                        9,422
  Less accumulated depreciation                                     (  7,137)
                                                                     -------
Net property and equipment                                             2,285
Other assets                                                             152
                                                                    --------
      Total assets                                                  $ 15,803
                                                                    ========
LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
  Accounts payable                                                  $  1,024
  Accrued compensation and related items                                 626
  Other accrued liabilities                                              198
                                                                    --------
      Total current liabilities                                        1,848
Deferred rent                                                            264
                                                                    --------
      Total liabilities                                                2,112
                                                                    --------
Stockholders' equity:
  Preferred stock, 2,250,000 shares authorized;
    no shares outstanding
  Common stock, no par value, 7,500,000 shares
    authorized, 3,592,147 shares issued and outstanding               10,483
  Retained earnings                                                    3,208
                                                                    --------
      Total stockholders' equity                                      13,691
                                                                    --------
      Total liabilities and stockholders' equity                    $ 15,803
                                                                    ========


     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and Nine months ended March 31, 2000 and 1999

                                   (unaudited)

(In thousands, except share and                   Three months ended                Nine months ended
  per share data)                                     March 31,                         March 31,
                                               ------------------------          -----------------------
                                                2000              1999            2000             1999
                                               ------            ------          ------           ------
Net sales                                   $   4,422        $   4,609       $  13,370        $  13,876
Cost of sales                                   3,103            3,249           9,939            9,861
                                            ---------        ---------       ---------        ---------
              Gross profit                      1,319            1,360           3,431            4,015
 Research and development                         210              330             900              896
 Selling and marketing                          1,072              936           3,125            2,925
 General and administrative                       486              398           1,916            1,206
                                            ---------        ---------       ---------        ---------
   Total operating expenses                     1,768            1,664           5,941            5,027
                                            ---------        ---------       ---------        ---------
   Operating loss                          (      449)      (      304)     (    2,510)      (    1,012)
Interest income                                    34               35             126              147
                                            ---------        ---------       ---------        ---------
Loss before provision for taxes            (      415)      (      269)     (    2,384)      (      865)
Benefit for taxes                                   -                -               -                -
                                            ---------        ---------       ---------        ---------
Net loss                                   ($     415)      ($     269)     ($   2,384)      ($     865)
                                            =========        =========       =========        =========
Basic and diluted net loss per
share                                      ($     .12)      ($     .08)     ($     .68)      ($     .25)
                                            =========        =========       =========        =========
Basic and diluted weighted
average common shares                       3,527,555        3,450,632       3,490,342        3,449,476
                                            =========        =========       =========        =========

     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                    Nine months ended March 31, 2000 and 1999
                                   (unaudited)

(In thousands)                                                           2000        1999
                                                                        ------      ------
Cash flows from operating activities:
   Net loss                                                            $(2,384)    $ (865)
   Adjustments:
      Depreciation                                                         669        680
      Loss on disposal of assets                                           313          -
      Amortization                                                           5         18
      Deferred rent                                                   (     38)    (   16)
      Changes in operating assets and liabilities                          430        921
                                                                       -------     ------
           Net cash provided by (used in) operating activities        (  1,005)       738
                                                                       -------     ------
Cash flows from investing activities:
   Purchases of property and equipment                                (    413)    (  296)
   Sale of short-term investments                                          603          -
   Increase in other assets                                           (      6)    (   32)
                                                                       -------      -----
           Net cash provided by (used in) investing activities             184     (  328)
                                                                       -------      -----
Cash flows from financing activities:
   Proceeds from stock options exercised                                   334         16
                                                                       -------     ------
           Net cash provided by financing activities                       334         16
                                                                       -------     ------
Net decrease in cash and cash equivalents                             (    487)       426
Cash and cash equivalents at beginning of period                         2,792      3,497
                                                                       -------     ------
Cash and cash equivalents at end of period                             $ 2,305     $3,923
                                                                       =======     ======


     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2000 (unaudited)

1.       General
         -------
         The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and nine month periods ended March 31, 2000 and 1999, and financial position at March 31, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-K for the year ended June 30, 1999. Commencing with this fiscal year, the Company has elected to make its filings with the SEC pursuant to the small business reporting alternative provided by the SEC under Regulation S-B.

         Statement of Cash Flows
         ----------------------
         Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise (in thousands):

          Nine months ended March 31,                        2000         1999
          ---------------------------                       ------       ------

          Decrease (increase) in:
          Accounts receivable                             ($  103)       $ 184
          Note receivable                                      54            -
          Inventories                                         561          484
          Prepaid expenses                                     68       (   73)
          Income tax refund receivable                          -          751

          Increase  (decrease) in:
          Accounts payable                                (   342)      (  382)
          Accrued compensation and related items               31       (   69)
          Other accrued liabilities                           161           26
                                                           ------        -----

          Change in operating assets and liabilities       $  430        $ 921
                                                           ======        =====

The Company paid three thousand six hundred dollars in state income taxes during the nine month period ended March 31, 2000. The Company did not pay any interest or federal income taxes during the same period. The Company did not pay any interest or federal income taxes during the nine month period ended March 31, 1999. The Company paid eleven thousand two hundred dollars in state income taxes during the nine months ended March 31, 1999.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2000
                                   (unaudited)

2.       Inventories
         -----------
         Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                        March 31, 2000

                        Raw materials                            $ 3,537
                        Work in progress                           1,255
                        Finished goods                             1,827
                                                                   -----

                                                                 $ 6,619
                                                                 =======

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

         Additionally, in the quarter ended September 30, 1999, the Company recognized obsolete inventory write-offs of $83,000 for custom tubing packs, field inventory shrinkage of $133,000, severance and other costs associated with the resignation of the Company's chief executive of $294,000, and severance of $95,000 resulting from a reduction in workforce. Excluding nonrecurring charges, the Company's gross profit margin for the quarter ended September 30, 1999 was 27.1% compared to 28.0% in the comparable period of the prior fiscal year.

ITEM 2.  -  Management's Discussion and Analysis of Financial Condition and
------
            Results of Operations
            ---------------------------------------------------------------

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ending March 31, 2000 with the three month period ended March 31, 1999, as well as the nine month period ended March 31, 2000 with the nine month period ended March 31, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
---------------------

The Company incurred a net loss of $415,000, or $.12 basic and diluted net loss per share, for the three months ended March 31, 2000 compared to a net loss of $269,000, or $.08 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the nine months ended March 31, 2000, the Company incurred a net loss of $2,384,000, or $.68 basic and diluted net loss per share, compared to a net loss of $865,000, or $.25 basic and diluted net loss per share, for the nine months ended March 31, 1999.

The increased loss relative to the nine months ended March 31, 1999 is partly due to non-recurring charges of $1,034,000 which were reported in the quarter ended September 30, 1999. The charges included $429,000 related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive officer, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 in severance from the Company's reduction in workforce in September 1999. The $95,000 severance included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs.

In September 1999 the Company concluded that its ambulatory infusion pump business was not viable due to the large number of competitive models available and the downward trend in market pricing of both hardware and disposable pump products. Consequently, the Company discontinued development of a new infusion pump then under development, and wrote off inventory and other assets associated with the infusion pump product line.

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

The Company had sales of $4,422,000 for the quarter ended March 31, 2000 compared to sales of $4,609,000 for the comparable quarter in the prior fiscal year. For the nine months ended March 31, 2000, the Company had sales of $13,370,000 compared to sales of $13,876,000 for the nine months ended March 31, 1999.

The $187,000 net sales decrease for the quarter ended March 31, 2000 compared to the quarter ended March 31, 1999 included a $136,000 decrease in sales of cardioplegia products, and a $295,000 decrease in sales of custom tubing sets, partly offset by a $426,000 increase in sales of oxygenators.

The $506,000 net sales decrease for the nine months ended March 31, 2000 compared to the nine months ended March 31, 1999 included a $439,000 decrease in sales of cardiotomy reservoirs, a $432,000 decrease in sales of cardioplegia products, and a $1,160,000 decrease in sales of custom tubing sets, partly offset by a $1,360,000 increase in sales of oxygenators.

The reduction in sales of cardiotomy reservoirs, cardioplegia products, and custom tubing sets resulted from factors which include a loss of market share in these products to other competitors, a shift in customer purchasing patterns from separate components to integrated oxygenator systems which include those components, and the increasing percentage of open heart surgeries which are performed without stopping the heart. A majority of the Company's sales are derived from products used in the open heart bypass circuit which is employed when a patient's heart is stopped during cardiac surgery.

Oxygenator sales were $1,014,000 for the three months ended March 31, 2000 compared to $588,000 for the three months ended March 31, 1999. For the nine months ended March 31, 2000, oxygenator sales were $2,676,000 compared to $1,316,000 for the comparable period in the prior fiscal year. The sales increase resulted from additional market penetration by the Vision oxygenator which was introduced in August, 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $1,319,000 for the three months ended March 31, 2000 compared to $1,360,000 for the three months ended March 31, 1999. The primary cause of the gross profit decrease was the decrease in sales compared to the prior year quarter.

For the nine months ended March 31, 2000, gross profit was $3,431,000 compared to $4,015,000 for the nine months ended March 31, 1999. The decrease included the effect of obsolete inventory writeoffs totaling $223,000 which were recorded in the first quarter of fiscal 2000. The inventory writeoffs consisted of $83,000 for custom tubing packs and $140,000 related to the discontinuance of the Company's infusion pump business. Additional factors in the gross profit decrease were the decrease in total net sales, and the shift in product mix to oxygenators from other products with higher margin such as cardiotomy reservoirs and custom tubing packs.

Research and development expenses for the three months ended March 31, 2000 were $210,000 compared to $330,000 for the three months ended March 31, 1999. The decrease in expense compared to the comparable quarter in the prior year resulted from the staff reduction in September 1999 and the discontinuation of the Company's infusion pump business, also in September 1999.

Research and development expenses for the nine months ended March 31, 2000 were $900,000 compared to $896,000 for the comparable period in the prior year. Spending during the first quarter ended September 30, 1999 increased over the comparable quarter in the prior year, due to additional staff and increased prototype expenses, and $15,000 in severance related to the September, 1999 reduction in force. During the subsequent six month period which ended March 31, 2000, expenses decreased compared to the comparable period in the prior year due to the reduced staffing level and discontinuation of projects relating to the infusion pump business.

Selling and marketing expenses for the three months ended March 31, 2000 were $1,072,000 compared to $936,000 for the three months ended March 31, 1999. The increase resulted from increased promotional activities. Selling and marketing expenses for the nine months ended March 31, 2000 were $3,125,000 compared to $2,925,000 for the nine months ended March 31, 1999. The $200,000 increase is partially attributable to $164,000 in nonrecurring charges incurred in the quarter ended September 30, 1999. The nonrecurring charges consisted of $24,000 in severance from the Company's reduction in force in September 1999, $133,000 write-down of field inventories, and $7,000 write-down of discontinued infusion pumps in field inventory.

General and administrative expenses for the three months ended March 31, 2000 were $486,000 compared to $398,000 for the three months ended March 31, 1999. The $88,000 increase included $29,000 loss on disposal of fixed assets, $10,000 consulting expense, and $20,000 accrued legal costs related to the discontinuation of the infusion pump business.

For the nine month period ending March 31, 2000, general and administrative expenses were $1,916,000 compared to $1,206,000 for the nine month period ending March 31, 1999. The $710,000 increase over the prior year period included $294,000 in severance and other costs related to the resignation of the Company's chief executive officer, Jack W. Brown, in September, 1999. An employment agreement between the Company and Mr. Brown provides for Mr. Brown's continued compensation by the Company until September 15, 2001 at an annual salary of $100,000, for which the Company recorded a $225,000 charge including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

General and administrative expenses for the nine months ended March 31, 2000 also included a charge of $282,000 relating to the Company's ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September 1999. In addition, the current year period included $56,000 in severance related to the September 1999 reduction in force, $29,000 loss on disposal of fixed assets, and $20,000 accrued legal costs related to the discontinuation of the infusion pump business.

Year 2000 Compliance Update
---------------------------

We earlier disclosed our estimate of cost and risk associated with the potential Year 2000 computer issue. We also informed you of our efforts to reduce the risk to the Company from the Year 2000 problems. The measures that we had undertaken to alleviate the internal and external issues regarding potential Year 2000 problems proved to be appropriate and effective. Our internal operating systems have not suffered any significant Year 2000 related problems that impacted operations during the transition to the new millennium. Any issues encountered were minor and were resolved immediately without any impact on our operating systems. However, we continue to monitor our internal and external operations to ensure that these problems have truly been resolved. Issues may surface regarding Year 2000 compliance but we expect these issues, if any, to be relatively insignificant.

Liquidity and Capital Resources:
-------------------------------

At March 31, 2000,  the Company had cash and cash  equivalents of $2,305,000 and
short-term   investments  of  $887,000.   Short-term  investments  consisted  of
government-backed securities and short-term certificates of deposit.

For the nine months ended March 31, 2000 net cash used in operating activities was $1,005,000 compared to net cash provided by operating activities of $738,000 for the nine months ended March 31, 1999. Cash flows from operating activities for the nine months ended March 31, 2000 decreased from the comparable period in the prior year due to the increased net loss, and also due to the receipt during the prior year period of an $800,000 income tax refund in January, 1999. The cash flow effect of the increased loss in the nine months ended March 31, 2000 was partially offset by the $313,000 loss on disposal of fixed assets which was included in the loss from operations but did not consume cash. The $313,000 loss on disposal of fixed assets consisted primarily of a $266,000 charge in September 1999 for software development costs associated with the Company's discontinued ambulatory infusion pump and MyoManager product lines.

Net cash provided by investing activities for the nine months ended March 31, 2000 was $184,000 compared to net cash used in investing activities of $328,000 for the nine months ended March 31, 1999. The increase in cash provided from the prior year period resulted primarily from increased sales of short-term investments partially offset by increased purchases of manufacturing tooling and equipment.

For the nine months ended March 31, 2000 net cash provided by financing activities was $334,000 compared to net cash provided by financing activities of $16,000 for the nine months ended March 31, 1999. The increase in net cash provided by financing activities from the comparable period in the prior year resulted from increased proceeds from stock options exercised.

The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2000.

PART II   -  OTHER INFORMATION
-------      -----------------

ITEM 6.  -  Exhibits and Reports on Form 8-K
------      --------------------------------

      a.       Exhibits

                 27    Financial Data Schedule for the nine months ended
                      March 31, 2000

       b.      Reports on Form 8-K

                 None.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                  GISH BIOMEDICAL, INC.





Date:    May 15, 2000                             /s/ James R. Talevich
                                                  ----------------------------
                                                  James R. Talevich
                                                   Vice President/CFO