Form 10KSB
period 2000-06-30
GISH BIOMEDICAL INC
filed 2000-09-28
CIK 700945

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended June 30, 2000
                                    -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-10728

                              GISH BIOMEDICAL, INC.

                 (Name of small business issuer in its charter)

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

       Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:

                            No par value common stock

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been  subject to such filing  requirements  for the past 90 days.
Yes X   No
   ---    ---
Check if there is no disclosure of delinquent filers in response to item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-K. [ ]

Issuer's revenues for the fiscal year ended June 30, 2000 were approximately $17,741,000.

As of September 11, 2000 there were 3,592,145 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ National Market was approximately $5.6 million.

Transitional Small Business Disclosure Format    Yes    No X
                                                    ---   ---


DOCUMENTS INCORPORATED BY REFERENCE
    Document           Where Incorporated
    --------           ------------------

       None.

                              GISH BIOMEDICAL, INC.

                                      INDEX

Part I:                                                                           Page

         Item 1. Description of Business                                             3
         Item 2. Description of Properties                                          16
         Item 3. Legal Proceedings                                                  16
         Item 4. Submission of Matters to a Vote of Security Holders                16

Part II:

         Item 5. Market for Common Equity and Related Stockholder Matters           17
         Item 6. Management's Discussion  and  Analysis  of Financial Condition
                 and Results of Operations                                          17
         Item 7. Financial Statements                                               21
         Item 8. Changes  in  and  Disagreements with Accountants on Accounting
                 and Financial Disclosure                                           37

Part III:

         Item 9. Directors,  Executive Officers, Promoters and Control Persons;
                 Compliance with Section16(a) of the Exchange Act                   38
        Item 10. Executive Compensation                                             40
        Item 11. Security Ownership of Certain Beneficial Owners and Management     44
        Item 12. Certain Relationships and Related Transactions                     45

Part IV:

        Item 13. Exhibits, Financial Statement Schedules and Reports on Form 8-K    46


                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-KSB contains forward looking statements within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Actual results could differ materially from those projected in the forward-looking statements as a result of a number of important factors. For a discussion of important factors that could affect the Company's results, please refer to "Risk Factors" below.

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

Custom tubing set sales were approximately $4,985,000 and $6,360,000 in fiscal 2000 and 1999, respectively (equal to 28% and 34% of net sales, respectively, in each of such years).

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

Cardiotomy sales were approximately $825,000 and $1,291,000 for fiscal years ended June 30, 2000 and 1999 respectively (equal to 5% and 7% of net sales, respectively, in such years).

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

Oxygenator sales were approximately $3,642,000 and $2,263,000 in fiscal 2000 and 1999, respectively (equal to 21% and 12% of net sales, respectively, in such years).

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

CAPVRF45 - The Company's CAPVRF45 hardshell venous reservoir combines a 360(0) rotational, top-entry 1/2" inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. Gish has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF45 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4500 ml, the CAPVRF45 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

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

Cardioplegia system sales were approximately $2,615,000 and $3,147,000 for fiscal years 2000 and 1999, respectively (equal to 15% and 17% of net sales, respectively, in each of such years).

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

Catheter and port sales were approximately $1,050,000 and $980,000 for fiscal year 2000 and 1999, respectively (equal to 6% and 5% of net sales, respectively, in each of such years).

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

During the fiscal year ended June 30, 1998 the Company decided to redesign the infusion pump without utilizing the technology acquired from CMD. Consequently, in the fourth quarter of fiscal 1998, the Company wrote off all remaining assets, principally inventory, property and equipment associated with the CMD infusion pump. In September, 1999 the Company discontinued development of the new infusion pump for strategic and economic reasons.

Infusion pump disposable sales were $67,000 and $151,000 for fiscal years 2000 and 1999, respectively (equal to less than 1% of net sales in each year). There were no infusion pump hardware sales in other fiscal year.

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

Orthofuser sales were approximately $1,414,000 and $1,405,000 for fiscal years 2000 and 1999, respectively (equal to 8% and 8% of net sales respectively, in each of such years).

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

Gish's research and development expenditures for the years ended June 30, 2000 and 1999 were $1,180,000 and $1,276,000, respectively.

Marketing and Distribution

The Company introduced the Vision Oxygenator to those domestic geographic regions which are represented by direct salespersons and distributors who did not market a competitive oxygenator in the third quarter of fiscal 1998.

Internationally the Company is represented by specialty medical distributors in over fifty countries around the world. The Company's international sales represented 20% of total sales in fiscal 2000 (18% in fiscal 1999). International sales of the Company's new Vision Oxygenator commenced in September 1997.

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

The Company's aggregate royalty expenses were $31,000 and $41,000 for the years ended June 30, 2000 and 1999, respectively.

Working Capital and Financing of Operations

Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

Gish entered into a Commercial Pledge Agreement, (the "Agreement") with City National Bank in June, 2000, providing for loans up to $1,000,000 in the form of short term advances under a revolving credit arrangement. The Agreement is subject to expiration on September 30, 2001. Advances to Gish under the Agreement bear interest at the bank's prime rate. City National Bank has been granted a security interest in Gish's fixed income investment portfolio to secure repayment of amounts borrowed by Gish under the Agreement.

Under the Agreement, amounts will not be advanced to Gish if, as a result of such disbursement, the total outstanding principal amount secured would exceed the total advance value of the collateral.

At June 30, 2000 the Company had no funds borrowed under the revolving credit line, nor did the Company utilize the line during fiscal 2000.

Customer Information

The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 2000 the Company believes it has no significant concentrations of credit risk.

No single customer comprised 10% or more of the Company's net sales in fiscal 2000 or fiscal 1999.

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

Competition

The market for medical devices of the type sold by the Company is extremely competitive. The Company believes that product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the markets in which it competes. Most of Gish's competitors are larger and possess greater financial and other resources than Gish. Gish has approximately five competitors within each of the hospital markets in which it competes. No one competitor is a dominant force in this market. Gish believes it has achieved its position in the marketplace for its present principal products by means of superior design, quality, and service, and Gish intends to continue to utilize these means of competing.

Environmental Compliance

The Company's direct expenditures for environmental compliance were not material in the two most recent fiscal years. However, certain costs of manufacturing have increased due to environmental regulations placed upon suppliers of components and services.

Employees

As of June 30, 2000, Gish had 179 full-time employees, of whom 14 were engaged in field sales and sales management, 132 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees are represented by a labor union.

International Operations

Sales to foreign  customers,  primarily in Europe and Asia,  were  approximately
$3,518,000   and  $3,434,000  in  the  years  ended  June  30,  2000  and  1999, respectively (equal to 20% and 18% of net sales, respectively, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk of currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business:

This Report on Form 10-KSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) failure of the Company's Vision oxygenator to meet sales expectations, (ii) continued downward pricing pressures in the Company's targeted markets, (iii) the continued acquisition of the Company's customers by certain of its competitors, and (iv) the uncertain success of the Company's direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10KSB.

Competition

The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices which compete with devices manufactured by the Company, including Jostra-Bentley, COBE Cardiovascular, a division of Sorin Biomedica, Terumo, Medtronic, Inc., Lifestream International, Inc. and Stryker Surgical. Most of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on International Sales

International net revenues accounted for approximately 20% and 18% of the Company's total net sales in fiscal 2000 and 1999, respectively. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company's products to international customers. The foregoing factors could reduce international sales of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Market Withdrawal or Product Recall

Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. The Company has in the past undertaken a voluntary recall of its ambulatory infusion pumps. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse affect on the Company's business, financial condition or results of operations.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Gish's office and manufacturing facilities are located in Irvine, California in a building containing approximately 150,000 square feet of space under a lease which expires in December, 2002. Within this facility Gish has constructed six clean rooms for the assembly of its products which meet all requirements under applicable federal and state good manufacturing practice regulations.

The Company believes the Irvine facility is more than adequate for the next two years, but is currently in negotiation with the lessor of the facility to terminate its lease and relocate to a smaller facility. The Lessor of the Irvine facility is offering financial incentives to the Company in exchange for the Company's early termination of its lease. The Company's intent is to obtain sufficient financial incentives from its current Lessor to cover the costs associated with relocation. If the Company relocates to a new facility, it will be required to write-off abandoned unamortized leasehold improvements related to the Company's present facility. The unamortized book value of such leasehold improvements is approximately $720,000 at June 30, 2000.

Additionally, if the Company relocates to a new facility, it will recognize a benefit for unamortized deferred rent expense, as disclosed in Note 10 to the financial statements. Deferred rent expense at June 30, 2000 is $251,000.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the year ended June 30, 2000.

                                     PART II

ITEM 5.  MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's Common Stock is traded on the NASDAQ National Market System under the symbol GISH. The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported on the NASDAQ National Market System.

                               Fiscal 2000                  Fiscal 1999

Quarter ended               High         Low              High         Low
-------------------------------------------------------------------------------

September 30           $      3.50  $      2.63        $      3.06  $      2.50
December 31                   3.75         2.13               3.38         2.06
March 31                      5.69         2.75               3.13         2.31
June 30                       3.00         2.00               3.13         2.63


The Company has not previously paid any dividends on its Common Stock and does not anticipate that it will do so in the foreseeable future. As of September 11, 2000, there were approximately 240 holders of record of the Company's Common Stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Acquisition
-----------

On September 13, 1995, the Company entered into an agreement to acquire the assets and technology of Creative Medical Development, Inc. ("CMD"), a manufacturer of ambulatory infusion pumps, and began to operate the business under a management agreement whereby Gish assumed the risks and rewards of the operation of the acquired assets until the closing date of the acquisition. The agreement provided for a payment of $600,000 in cash and $2,000,000 of Gish Biomedical, Inc. common stock for these assets. The Company has included revenue and costs related to the product lines from September 13, 1995 in the Company's financial statements. The Company assumed ownership of the net assets and technology acquired from CMD on April 17, 1996.

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

In September 1999 the Company concluded that its ambulatory pump business was not viable due to the large number of competitive models available and the downward trend in market pricing of both hardware and disposable pump products. Consequently, the Company discontinued development of a new infusion pump then under development, and recognized a $429,000 charge related to the discontinuance of the infusion pump business. For the convenience of the existing customer base using EZ Flow products, the Company continued to sell pump disposables on a limited basis through March 2000.

Year Ended June 30, 2000 vs. Year Ended June 30, 1999
The Company incurred a net loss of $2,847,000, or $.81 basic and diluted net loss per share, for the fiscal year ended June 30, 2000, compared to a net loss of $1,691,000, or $.49 basic and diluted net loss per share, for the fiscal year ended June 30, 1999.

The increased loss relative to the prior year is partly due to non-recurring charges of $1,034,000 which were reported in the quarter ended September 30, 1999. The charges included $429,000 related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive officer, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 in severance from the Company's reduction in workforce in September 1999. The $95,000 severance included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs.

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

Net sales decreased to $17,741,000 for the year ended June 30, 2000 from $18,709,000 for the year ended June 30, 1999. The $968,000 net decrease included a $466,000 decrease in sales of cardiotomy reservoirs, a $532,000 decrease in sales of cardioplegia products, and a $1,375,000 decrease in sales of custom tubing sets, partly offset by a $1,379,000 increase in sales of oxygenators.

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

Oxygenator sales were $3,642,000 in the fiscal year ended June 30, 2000 compared to $2,263,000 for the fiscal year ended June 30, 1999. The sales increase resulted from additional market penetration by the Vision oxygenator which was introduced in August 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $4,489,000 for the fiscal year ended June 30, 2000 compared to $5,040,000 for the fiscal year ended June 30, 1999. The primary cause of the gross profit decrease was the decrease in sales compared to the prior year quarter. The decrease also included the effect of obsolete inventory write-offs totaling $223,000 which were recorded in the first quarter of fiscal 2000. The inventory writeoffs consisted of $83,000 for custom tubing packs and $140,000 related to the discontinuance of the Company's infusion pump business. An additional factor in the gross profit decrease was the shift in product mix to oxygenators from other products with higher margin such as cardiotomy reservoirs, cardioplegia products, and custom tubing packs.

Selling and marketing expenses increased to $4,089,000 for the fiscal year ended June 30, 2000 compared to $4,031,000 for the fiscal year ended June 30, 1999. The increase is attributable to $164,000 in nonrecurring charges incurred in the quarter ended September 30, 1999. The nonrecurring charges consisted of $24,000 in severance from the Company's reduction in force in September 1999, $133,000 write-down of field inventories, and $7,000 write-down of discontinued infusion pumps in field inventory.

Research and development expenses decreased to $1,180,000 for the fiscal year ended June 30, 2000 compared to $1,276,000 for the fiscal year ended June 30, 1999. The decrease in expense compared to the prior year resulted from the staff reduction in September 1999 and the termination of projects related to the Company's discontinued infusion pump business.

General and administrative expenses increased to $2,250,000 for the fiscal year ended June 30, 2000 compared to $1,621,000 for the prior year. The $629,000 increase over the prior year included $294,000 in severance and other costs related to the resignation of the Company's chief executive officer, Jack W. Brown, in September 1999. An employment agreement between the Company and Mr. Brown provides for Mr. Brown's continued compensation by the Company until September 15, 2001 at an annual salary of $100,000, for which the Company recorded a $225,000 charge including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

General and administrative expenses for the year ended June 30, 2000 also included a charge of $282,000 relating to the Company's ambulatory infusion pump. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September 1999. In addition, the current year included $56,000 in severance related to the September 1999 reduction in force and $50,000 in additional accrued legal costs related to the discontinuation of the infusion pump business.

Liquidity and Capital Resources

At June 30, 2000, the Company had cash and cash equivalents of $1,477,000 and short-term investments of $868,000. Short-term investments consisted primarily of government-backed securities.

For the fiscal year ended June 30, 2000 net cash used in operating activities was $1,665,000 compared to net cash provided by operating activities of $857,000 for the fiscal year ended June 30, 1999. Cash flows from operating activities for the year ended June 30, 2000 decreased compared to the prior year due to the increased net loss, and also due to the receipt during the prior year of an $800,000 income tax refund in January, 1999. The cash flow effect of the increased loss in the year ended June 30, 2000 was partially offset by the $313,000 loss on disposal of fixed assets which was included in the loss from operations but did not consume cash. The $313,000 loss on disposal of fixed assets consisted primarily of a $266,000 charge in September 1999 for software development costs associated with the Company's discontinued ambulatory infusion pump and MyoManager product lines.

Net cash used by investing activities for the fiscal year ended June 30, 2000 was $34,000 compared to net cash used by investing activities of $1,596,000 for the year ended June 30, 1999. The decrease in cash used by investing activities compared to the prior year resulted primarily from a $1,513,000 change in investments due to sales in fiscal 2000 versus purchases in fiscal 1999.

For the year ended June 30, 2000 net cash provided by financing activities was $384,000 compared to net cash provided by financing activities of $34,000 for the year ended June 30, 1999. The increase in net cash provided by financing activities over the prior year resulted from increased proceeds from stock options exercised, and a $49,000 disgorgement of profits by a former officer and director pursuant to section 16(6) of the Exchange Act.

The Company believes its Irvine facility is more than adequate for the next two years, but is currently in negotiation with the lessor of the facility to terminate its lease and relocate to a smaller facility. The lessor of the Irvine facility is offering financial incentives to the Company in exchange for the Company's early termination of its lease. The Company's intent is to obtain sufficient financial incentives from its current lessor to cover the costs associated with relocation. However, the final outcome of the negotiations can not be determined at this time and the relocation could result in cash generated from operations together with available cash not being adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2001. The Company believes there are financing sources available to the Company sufficient to cover the potential additional cash requirement related to the relocation but there is no assurance that the Company will be successful in securing such financing.


The Company believes that cash generated from operations together with available cash will be adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2001.

ITEM 7.  FINANCIAL STATEMENTS

                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying consolidated balance sheet of Gish Biomedical, Inc. as of June 30, 2000, and the related consolidated statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Gish Biomedical, Inc. at June 30, 2000 and the consolidated results of its operations and its cash flows for each of the two years in the period ending June 30, 2000, in conformity with accounting principles generally accepted in the United States.


                                                /s/ ERNST & YOUNG LLP



Orange County, California
August 16, 2000

                              GISH BIOMEDICAL, INC.

                           CONSOLIDATED BALANCE SHEET

                               As of June 30, 2000
                               ($000 in thousands)

ASSETS
Current assets:
  Cash and cash equivalents                                           $   1,477
  Short-term investments                                                    868
  Accounts receivable, net of allowance for doubtful accounts of $156     3,490
  Inventories                                                             7,475
  Other assets                                                              129
                                                                      ---------
   Total current assets                                                  13,439
                                                                      ---------

Property and Equipment, at cost:
  Leasehold improvements                                                  2,685
  Machinery and equipment                                                 1,897
  Molds, dies and tooling                                                 3,604
  Vehicles                                                                   42
  Office furniture and equipment                                          1,414
                                                                      ---------
   Total property and equipment                                           9,642
  Less accumulated depreciation                                      (    7,338)
                                                                      ---------
   Net property and equipment                                             2,304
Other assets, net of accumulated patent amortization of $303                151
                                                                      ---------
   Total assets                                                       $  15,894
                                                                      =========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current Liabilities:
  Accounts payable                                                    $   1,605
  Accrued compensation and related items                                    570
  Other accrued liabilities                                                 208
                                                                      ---------
   Total current liabilities                                              2,383
                                                                      ---------
Deferred rent                                                               251
Commitments
Shareholders' Equity:
  Preferred stock, 2,250,000 shares authorized; no shares outstanding         -
  Common stock, no par value, 7,500,000 shares authorized;
    3,592,145 shares issued and outstanding                              10,532
  Retained earnings                                                       2,745
  Accumulated other comprehensive loss                               (       17)
                                                                      ---------
   Total shareholders' equity                                            13,260
                                                                      ---------
    Total liabilities and shareholders' equity                        $  15,894
                                                                      =========

See accompanying notes.

                              GISH BIOMEDICAL, INC.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                       Years Ended June 30, 2000 and 1999
                 (In thousands, except share and per share data)

                                                       2000              1999
                                                    ---------------------------

Net sales                                            $  17,741       $  18,709

Cost of sales                                           13,252          13,669
                                                    ---------------------------
 Gross profit                                            4,489           5,040

Operating Expenses:

 Selling and marketing                                   4,089           4,031

 Research and development                                1,180           1,276

 General and administrative                              2,250           1,621
                                                    ---------------------------
  Total operating expenses                               7,519           6,928
                                                    ---------------------------
Operating loss                                      (    3,030)     (    1,888)

Interest income                                            183             197
                                                    ---------------------------
Loss before provision for taxes                     (    2,847)     (    1,691)

Provision (benefit) for income taxes                         -               -
                                                    ---------------------------
  Net loss                                          ($   2,847)     ($    1,691)
                                                    ===========================
Net loss per share - basic and diluted              ($    0.81)     ($     0.49)
                                                    ===========================
Basic and diluted weighted average common shares     3,515,661        3,451,410
                                                    ===========================

See accompanying notes.

                              GISH BIOMEDICAL, INC.

                 CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY

                       Years Ended June 30, 2000 and 1999
                 (In thousands, except share and per share data)



                                                                                                     Accumulated
                                        Common Stock                                                    Other
                               --------------------------------
                                   Number of                         Note            Retained       Comprehensive
                                     Shares         Amount        Receivable         Earnings           Loss              Total
                               ----------------------------------------------------------------------------------------------------

Balance at June 30, 1998           3,444,632      $  10,114         ($    54)        $   7,283         $     -          $ 17,343

Exercise of options                  113,152            307                -                 -               -               307

Stock received as payment
    for exercise of options      (    87,422)    (      273)               -                 -               -         (     273)

Net loss                                   -              -                -        (    1,691)              -         (   1,691)
                               ----------------------------------------------------------------------------------------------------

Balance at June 30, 1999           3,470,362         10,148         (     54)            5,592               -            15,686

Exercise of options                  121,783            335                -                 -               -               335

Write off of note
    receivable from officer                -              -               54                 -               -                54

Disgorgement of profits
    under Section 16(b) of
    the Exchange Act                       -             49                -                 -               -                49


Comprehensive loss:

    Unrealized gains/loss
       securities                          -              -                -                 -        (     17)        (      17)


    Net loss                               -              -                -        (    2,847)              -         (   2,847)
                                                                                                                        --------

Total comprehensive loss                                                                                               (   2,864)
                               ----------------------------------------------------------------------------------------------------

Balance at June 30, 2000           3,592,145      $  10,532          $     -         $   2,745        ($    17)         $ 13,260
                               ===================================================================================================



See accompanying notes.

                              GISH BIOMEDICAL, INC.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                       Years Ended June 30, 2000 and 1999
                                 (in thousands)



                                                                               2000            1999
                                                                         ----------------------------------
OPERATING ACTIVITIES
     Net loss                                                               ($  2,847)       ($  1,691)
     Adjustments to reconcile net income to net cash provided by
         Depreciation                                                             869              908
         Amortization                                                               6               12
         Noncash forgiveness of note receivable from officer                       54                -
         Loss on disposal of assets                                               313                -
         Deferred rent                                                      (      52)       (      21)
         Changes in operating assets and liabilities                        (       8)           1,649
                                                                         ----------------------------------
Net cash provided (used) by operating activities                            (   1,665)             857
                                                                         ----------------------------------

INVESTING ACTIVITIES
Purchase of investments                                                             -        (     908)
Maturity of investments                                                           605                -
Purchases of property and equipment                                         (     632)       (     675)
Purchase of other long-term assets                                          (       7)       (      13)
                                                                         ----------------------------------
Net cash provided (used) by investing activities                            (      34)       (   1,596)
                                                                         ----------------------------------

FINANCING ACTIVITIES
Proceeds from exercise of options                                                 335               34
Disgorgement of profits under Section 16(b) of the Exchange Act                    49                -
                                                                         ----------------------------------
Net cash provided by financing activities                                         384               34
                                                                         ----------------------------------
Net increase (decrease) in cash and cash equivalents                        (   1,315)       (     705)

Cash and cash equivalents at beginning of year                                  2,792            3,497
                                                                         ----------------------------------
Cash and cash equivalents at end of year                                     $  1,477         $  2,792
                                                                         ==================================


See accompanying notes.

                              GISH BIOMEDICAL, INC.

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                       Years Ended June 30, 2000 and 1999
                 (In thousands, except share and per share data)

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

The accounting policies that affect the more significant elements of the accompanying consolidated financial statements are summarized below:

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, accounts receivable and account payable at June 30, 2000 approximate their carrying amount due to the short maturities of these items. The fair values of the Company's investments a June 30, 2000 are set forth in Note 3.

Investments

Marketable debt securities are classified as available-for-sale. Available-for-sale securities are carried at fair value, with the unrealized gains and losses, net of tax, reported in a separate component of shareholders' equity. Realized gains and losses and declines in value judged to be other-than-temporary on available-for-sale securities are included in investment income. The cost of securities sold is based on the specific identification method. Interest and dividends on securities classified as available-for-sale are included in investment income.

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following at June 30, 2000:

         Raw materials                                    $     4,307
         Work in progress                                       1,231
         Finished goods                                         1,937
                                                          -----------

         Total inventories                                $     7,475
                                                          ===========

                              GISH BIOMEDICAL, INC.

1. Summary of Significant Accounting Policies (continued)

Property and Equipment

Property and equipment are carried at cost. Depreciation and amortization are provided on the straight-line method over the following estimated useful lives:

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for fiscal year 2000 and 1999 were $178 and $119, respectively.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, Earnings per Share. Under the provisions of SFAS No. 128, basic and diluted net loss per share in loss periods is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential shares of common stock consists of shares of common stock issuable upon the exercise of stock options.


                                                                         2000              1999
                                                                  -----------------------------------
 Numerator:
 Numerator for basic and diluted loss per share                       ($    2,847)      ($    1,691)
                                                                  =========================================
 Denominator:
 Denominator for basic net loss per share-weighted-average
     shares                                                             3,515,661         3,451,410
 Effect of dilutive securities                                                  -                 -
                                                                  -----------------------------------------
 Denominator for diluted net loss per share-adjusted
    weighted-average shares                                             3,515,661         3,451,410
                                                                  =========================================
 Net loss per share - basic and diluted                               ($      .81)      ($      .49)



Statement of Cash Flows

Changes in operating assets and liabilities (in thousands)

                                                             2000         1999
                                                           ---------------------

       Accounts receivable                                   ($  61)     $  186
       Interest receivable                                   (   26)          -
       Income tax refund receivable                               -         754
       Inventories                                           (  295)        430
       Other current assets                                  (   11)         59
       Accounts payable                                         239         265
       Accrued compensation and related items                (   25)    (    71)
       Other accrued liabilities                                171          26
                                                           ---------------------
       Net change in operating assets and liabilities        ($   8)     $1,649
                                                           =====================

The Company paid $4, and $13 in federal and state income tax during the years ended June 30, 2000 and 1999, respectively.

During the year ended June 30, 2000, the Company recognized a $17 unrealized loss in its short-term investments that are classified as available for-sale.

The Company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB25) and related interpretation in accounting for its employee stock options because, as discussed in Note 9, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

Recent Accounting Pronouncements

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements (SAB 101). SAB 101 summarizes certain areas of the Staff's views in applying generally accepted accounting principles to revenue recognition in financial statements. The Company believes that its current revenue recognition policies comply with SAB 101.

                             GISH BIOMEDICAL, INC.

1. Summary of Significant Accounting Policies (continued)

Recent Accounting Pronouncements (continued)

In March 2000, the Financial Accounting Standards Board issued Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation - an interpretation of APB Opinion No. 25 (FIN 44). This Interpretation clarifies the definition of employee for purposes of applying Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (APB 25), the criteria for determining whether a plan qualifies as a noncompensatory plan, the accounting consequence of various modifications to the terms of a previously fixed stock option or award, and the accounting for an exchange of stock compensation awards in a business combination. This Interpretation is effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998, or January 12, 2000. The Company believes that the impact of FIN 44 will not have a material effect on its consolidated financial position or results of operations.

2.   Credit Facility

Gish entered into a Commercial Pledge Agreement, (the "Agreement") with City National Bank in June, 2000, providing for loans up to one million dollars in the form of short term advances under a revolving credit arrangement. The Agreement is subject to expiration on September 30, 2001. Advances to Gish under the Agreement bear interest at the bank's prime rate (9.5% at June 30, 2000). City National Bank has been granted a security interest in Gish's fixed income investment portfolio to secure repayment of amounts borrowed by Gish under the Agreement.

Under the Agreement, amounts will not be advanced to Gish if, as a result of such disbursement, the total outstanding principal amount secured would exceed the total advance value of the collateral.

At June 30, 2000 the Company had no funds borrowed under the revolving credit line, nor did the Company utilize the line during the fiscal year ended June 30, 2000.

3. Investments

At June 30, 2000 all of the Company's investments were in commercial paper and government backed securities, and were classified as available-for-sale. A summary of available-for-sale securities follows (in thousands):

                                                      Available-for-Sale

                                     ------------------------------------------------------------
                                                    Gross        Gross
                                                 Unrealized   Unrealized    Estimated
                                        Cost        Gains       Losses      Fair Value
                                     ------------------------------------------------------------
Investment in debt instruments        $  885       $    -       $   17      $   868


There was no realized gain or loss during the fiscal year ended June 30, 2000.

The amortized cost and estimated fair value of debt securities at June 30, 2000, by contractual maturity, are shown below.

                                                                 Estimated Fair
                                                    Cost              Value

                                                   -----------------------------

 Available-for-Sale

 Due in one year or less                           $   435          $   432
 Due after one year through three years                350              341
 Due after three years                                 100               95
                                                   -----------------------------

 Total Available-for-Sales Securities              $   885          $   868
                                                   =============================

4. Analysis of Reserve Accounts

                                          Balance at        Additions
                                       Beginning of Year    Charged to                         Balance at
                                                             Expense         Deductions       End of Year

                                      -----------------------------------------------------------------------

 Allowance for doubtful accounts:
      June 30, 2000                        $     94           $    93         $     31          $    156
      June 30, 1999                        $    209           $    24         $    139          $     94
 Reserve for inventory:
      June 30, 2000                        $  1,121           $   495         $    293          $  1,323
      June 30, 1999                        $    588           $   562         $     29          $  1,121
 Valuation reserve for deferred tax
      June 30, 2000                        $  2,024           $   899         $      -          $  2,923
      June 30, 1999                        $  1,298           $   726         $      -          $  2,024


5. Benefit Plan

The Company has a Salary Reduction Profit Sharing Plan, ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. Total Company contributions to the Plan were $41 and $46 for fiscal years ended June 30, 2000 and 1999, respectively.

6. Taxes Based on Income

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

A reconciliation of the income tax benefit using the federal statutory rate to the book provision for income taxes follows as of years ended June 30:

                                                          2000         1999

                                                      --------------------------

       Income tax at statutory rate                     ($ 968)      ($  575)
       State tax, net of federal benefit                     -             -
       Other, net                                       (   69)           28
       Valuation allowance                                 899           547
                                                      --------------------------

                                                         $   -        $    -
                                                      ==========================

At June 30, 2000, the Company has unused net operating loss carryforwards of approximately $3.9 million and $3.2 million for federal and California income tax purposes, respectively. The Company also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $65 and $104 for federal and California tax purposes, respectively. As of June 30, 2000, the valuation allowance fully offsets the Company's net deferred tax assets because management cannot assess that it is more likely than not that they will be utilized.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at June 30, 2000 and 1999 consist of the following:

                                                           2000           1999
                                                        ------------------------

       Net operating loss carryforward                   $  1,645       $   867
       Book over tax depreciation/amortization                251            18
       Inventory capitalization                               753           177
       Reserves and accruals                                  331           894
       State taxes                                      (     227)     (    130)
       Tax credit carryforward                                170           198
                                                        ------------------------

       Total net deferred tax assets                        2,923         2,024
                                                        ------------------------

       Less valuation allowance                         (   2,923)     (  2,024)
                                                        ------------------------

       Net deferred tax assets                            $     -       $     -
                                                        ========================

                             GISH BIOMEDICAL, INC.
             NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (continued)

7.   Segment Information

The Company operates in one industry segment, the manufacturer of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 2000 the Company believes it has no significant concentrations of credit risk. No one customer comprised 10% or more of the Company's net sales in fiscal 2000 or 1999.

Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,518 in 2000 and $3,434 in 1999. All sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

8.   Stock Option Plan

The Company has an Officers, Directors and Key Employee Incentive Plan (the "1981" Plan) authorizing stock options, stock bonuses and cash incentive awards, an Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan - 1987 (the "1987 Plan") authorizing stock options and rights to purchase restricted stock, a 1997 Stock Incentive Plan (the "1997 Plan") and a Non Qualified Stock Option Agreement (the "2000 Agreement"). Stock options granted under these Plans may be either incentive stock options as defined in the Internal Revenue Code ("incentive options"), or options that do not qualify as incentive options ("non-qualified options"). The number of shares of the Company's common stock approved for issuance under the 1981 Plan, the 1987 Plan, the 1997 Plan and the 2000 Agreement is 487,500, 1,025,000, 500,000 and 190,000,
respectively.

During fiscal 1999, two employees exercised options for 100,485 shares at $2.72 per share using 87,422 shares at $3.13 per shares as consideration.

The following table summarizes information about stock options outstanding under the 1981, 1987 and 1997 plans and the 2000 Agreement combined:

                                                               Weighted Average
                                                 Number of      Exercise Price
                                                   Shares           Price

                                             -----------------------------------

 Options outstanding at June 30, 1998             563,162           $2.74
      Granted                                      78,125            2.80
      Canceled                                  (  56,750)           2.77
      Exercised                                 ( 113,152)           2.72
                                             -----------------------------------

 Options outstanding at June 30, 1999             471,385            2.75
      Granted                                     525,000            3.14
      Canceled                                  ( 465,184)           3.08
      Exercised                                 ( 121,783)           2.75
                                             -----------------------------------

 Options outstanding at June 30, 2000             409,418           $2.87
                                             ===================================

As of June 30, 2000, 409,418 options are outstanding of which 234,749 are exercisable. Additionally, 378,500 options remain available for grant. During the fiscal year ended June 30, 2000 118,059 shares available for grant under the 1987 Plan were expired. As of June 30, 1999, 423,552 were exercisable and 366,375 options were available for grant.

The weighted average fair values of options granted were $1.16 and $1.23 in fiscal 2000 and 1999, respectively.

A summary of options outstanding and exercisable as of June 30, 2000 follows:



                                             Weighted-
                                              Average        Weighted-Average                        Weighted-
        Options          Exercise Price       Exercise          Remaining          Options            Average
      Outstanding            Range             Price         Contractual Life     Exercisable     Exercise Price
  ---------------------------------------------------------------------------------------------------------------
         15,000          $2.56 - 2.69          $2.61              3.21                5,000           $2.56
        133,001          $2.72 - 2.72          $2.72              0.60              132,999           $2.72
         42,250          $2.75 - 2.87          $2.81              3.15               36,750           $2.81
        219,167          $3.00 - 3.00          $3.00              9.10               60,000           $3.00


9.   Accounting for Stock Based Compensation

Adjusted pro forma information regarding net income (loss) and per share amounts, determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123, is required when an enterprise elects the disclosure only provision of that Statement of Financial Accounting Standards. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2000 and 1999: risk free interest rate of 6.3%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .478 and a weighted-average expected life of the option of 3.9 years for all periods.

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

                             GISH BIOMEDICAL, INC.

9.   Accounting for Stock Based Compensation (continued)

Pro forma disclosures required by Statement No. 123 include the effects of all stock option awards granted by the Company from July 1, 1995 through June 30, 2000. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                   2000         1999

                                               ---------------------------

           Pro forma net loss                     $ (3,164)    $ (1,901)

           Pro forma diluted loss per share      ($    .90)   ($    .55)

10. Commitments and Contingencies

Operating Leases

The Company is committed to a ten year operating lease for its primary office and manufacturing facilities in Irvine, California, which commenced December 15, 1992. The Company's operations do not fully occupy the facility and therefore, the Company is subleasing approximately a third of the space. The Company's sublease income was $183 and $168 for the years ended June 30, 2000 and 1999, respectively. Rent expense for financial statement purposes is computed on a straight-line basis over the term of the initial lease. The excess of straight-line expense over cash payments during the year is shown as a deferred rent liability.

Aggregate future minimum rental payments on a cash basis required under operating leases for office and manufacturing space which have initial or remaining non-cancelable lease terms in excess of one year are as follows: $810; $842; and $387 for the fiscal years ending June 30, 2001; 2002 and 2003, respectively, for a total of $2,039.

Rent expense charged to operations was $731 and $727 for the years ended June 30, 2000 and 1999, respectively.

The Company believes the Irvine facility is more than adequate for the next two years, but is currently in negotiation with the lessor of the facility to terminate its lease and relocate to a smaller facility. The Lessor of the Irvine facility is offering financial incentives to the Company in exchange for the Company's early termination of its lease. The Company's intent is to obtain sufficient financial incentives from its current Lessor to cover the costs associated with relocation. If the Company relocates to a new facility, it will be required to write-off abandoned unamortized leasehold improvements related to the Company's present facility. The unamortized book value of such leasehold improvements is approximately $720 at June 30, 2000.

Additionally, if the Company relocates to a new facility, it will recognize a benefit for unamortized deferred rent expense. Deferred rent expense at June 30, 2000 is $251.

                             GISH BIOMEDICAL, INC.

10. Commitments and Contingencies (continued)

Litigation

The Company is party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. Stock Purchase

During the year ended June 30, 1991 the Company loaned $100 to its than President and Chairman of the Board for the exercise of Gish common stock options. The note balance at June 30, 1999 was $54 which was secured by Company stock, bore interest at 5.5% and was due within one year. During fiscal 2000, the Company forgave this debt as part of this employee's severance agreement.

12. Infusion Pump Business

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

During the fourth quarter of fiscal 1997, the Company reviewed the goodwill resulting from acquisition of the assets and technology of the ambulatory infusion pumps. Due to its poor performance and negative margins, management believed it was unlikely that margins would improve in the near future nor would the product line generate positive cash flows. Accordingly, the Company recorded a $1,824 of goodwill impairment in fiscal 1997 to write-off goodwill associated with this product line.

During the fiscal year ended June 30, 1998 the infusion pump acquired from CMD was involved in an incident which precipitated the Company's decision to voluntarily cease sales of the infusion pump. The Company also decided to redesign the pump not utilizing the technology acquired from CMD. Consequently the Company wrote off all remaining assets (principally inventory and property and equipment) associated with the infusion pump acquired from CMD at June 30, 1998.

In September 1999 the Company discontinued development of the new infusion pump for strategic and economic reasons and recognized a charge of $429 related to the discontinuance of the infusion pump line. The total charges related to the discontinuance of the infusion pump operations consisted of $140 charged to cost of sales for inventory obsolescence, $7 charged to selling and marketing expense for the write-down of field inventories, and $282 charged to general and administrative expense consisting primarily of software development cost.

                             GISH BIOMEDICAL, INC.

12. Infusion Pump Business (continued)

The table below sets forth the operating results of the discontinued infusion pump business for the past two fiscal years as if it were an operating segment:



 Infusion pump operations                                       June 30,    June 30,
                                                                 2000         1999
                                                             ---------------------------

 Sales (returns)                                               $    -      ($   27)
 Cost of sales                                                    140            -
                                                             ---------------------------
 Gross profit (loss)                                           (  140)     (    27)
                                                             ---------------------------
 Selling and marketing expenses                                     7            -
 General and administrative expenses                              282            -
                                                             ---------------------------
 Total operating expenses                                         289            -
                                                             ---------------------------

 Operating loss                                                (  429)     (    27)
 Adjustment to write-off of plant and equipment in 1998             -      (    53)
                                                             ---------------------------

 Contribution to pretax loss                                   ($ 429)      $   26
                                                             ===========================



13.  Fourth Quarter Adjustments

Fiscal 1999

During the fourth quarter of fiscal 1999, the Company made certain adjustments to its financial statements based on events and decisions occurring either during the fourth quarter of fiscal 1999 or which occurred shortly thereafter.

Obsolete Inventory Adjustments
------------------------------

During the fourth quarter of fiscal 1999, the Company charged $118 to cost of sales for obsolete inventory not previously identified. The total charge consisted of a $100 direct charge representing inventory disposed of during the quarter, plus on additional $18 inventory reserve based on an analysis of inventory.

Valuation of Field Inventories
------------------------------

During fiscal 1999, the Company provided a valuation reserve of $67 for field inventories consigned to sales representatives primarily for demonstration purposes.

Fiscal 2000

During the fourth quarter of fiscal 2000, the Company made certain adjustments to its financial statements based on events and decisions occurring either during the fourth quarter of fiscal 2000 or which occurred shortly thereafter.

                             GISH BIOMEDICAL, INC.

13.  Fourth Quarter Adjustments (continued)

Fiscal 2000 (continued)

Obsolete Inventory Adjustments
------------------------------

During the fourth quarter of fiscal 2000 the Company increased obsolete inventory reserve by $101 for slow-moving inventory.

14. Disgorgement of Profits

Section 16(b) of the Securities Exchange Act of 1934, as amended, generally provides that any profit realized by a director or officer in connection with the purchase and sale of the Company's common stock within any period of less than six months shall be recoverable by the Company. During fiscal 2000 the Company recovered $49 in profits from a former officer and a former director. This amount was credited directly to shareholder equity.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Inapplicable.

                                    PART III

ITEM 9.   DIRECTORS,   EXECUTIVE   OFFICERS,   PROMOTERS  AND  CONTROL  PERSONS;
          COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Registrant
The  following  persons are  currently  serving on the Board of Directors of the
Company:





    Name                    Principal Occupation                   Age         Director Since
------------------------------------------------------------------------------------------------

James J. Cotter             Attorney, Winston & Strawn              31               1999
Ray R. Coulter              Practicing Attorney in
                            Rancho Mirage, California               67               1979
John W. Galuchie, Jr.       President, T.R. Winston &
                            Company, Inc.                           47               1999
John S. Hagestad            Managing Director,
                            Sares/Regis Group                       53               1979
Kelly D. Scott              President and Chief Executive           44               2000
                            Officer of the Company



Mr. Cotter has been an attorney with Winston & Strawn since 1997. Previously, he was with Cecelia Packing Corporation. Mr. Cotter received his L.L.M. and J.D. degrees in 1995 from New York University School of Law.

Mr. Coulter is a practicing attorney in Rancho Mirage, California, specializing in corporate, Food and Drug Administration and health care law. For more than the previous 5 years, he was the co-founder and chief financial officer of Wintec Energy, Ltd., an alternate energy company.

Mr. Galuchie, a Certified Public Accountant and Chairman of the Company, is principally engaged in the following businesses: (i) T.R. Winston & Company, Inc., a securities broker/dealer, as President since January 1990 and director since September 1989; (ii) Kent Financial Services, Inc., in various executive positions since 1986 including Treasurer and Secretary of Asset Value Management Inc, the sole general partner of Asset Value Fund Limited Partnership; (iii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President since April 1988; (iv) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998. Mr. Galuchie served as a director of Crown NorthCorp, Inc. from June 1992 to August 1996, a director of HealthRite, Inc. from December 1998 to June 1999 and a director of Golfrounds.com, Inc. from July 1992 to January 2000.

Mr. Hagestad is a Managing Director of Sares/Regis Group, a firm specializing in real estate acquisition, development and management, located in Irvine, California. He has been associated with Sares/Regis Group for more than 20 years.

Mr. Scott joined the Company in May 2000 as President and Chief Executive Officer. Prior to joining Gish, Mr. Scott was employed for more than twenty years by Sorin Biomedica and its predecessor, Shiley, Inc. a subsidiary of Pfizer, Inc. He was most recently Managing Director of Sorin Biomedica Asia, a position held since 1998. From 1996 to 1997 he was Managing Director of Sorin Biomedica U.K. Ltd. and from 1994 to 1996 Director of National Accounts for Sorin Biomedical, Inc.

Executive Officers of the Registrant


                                                                                 First Year
      Name                  Position with Company                  Age         Elected Office
------------------------------------------------------------------------------------------------
Kelly D. Scott              President and Chief Executive           44               2000
                            Officer of the Company
James R. Talevich           Former Chief Financial Officer          49               1999


For certain information concerning the business experience of Mr. Scott refer to previous section titled "Directors of the Registrant".

Mr. Talevich became Vice President, Chief Financial Officer in July, 1999. He resigned from the Company in August, 2000.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's Directors and executive officers, and persons who beneficially own more than ten percent of the Company's Common Stock, to file reports of holdings and transactions in the Company's shares with the SEC. Based on Gish's records and other information, Gish believes that in fiscal 2000 Gish's Directors and executive officers met all applicable SEC filing requirements, except that the following individuals inadvertently filed late Form 4s relating to the transactions described below:

In June 1999, John Hagestad, a Director, exercised options to purchase 6,667 shares. The purchase was reported on a Form 4 in November, 1999.

James R. Yarter, who was Chief Executive Officer of the Company during a portion of fiscal 2000, purchased 16,000 shares in December 1999. The purchase was reported on a Form 4 in February, 2000. Mr. Yarter sold 52,000 shares in March, 2000 which was reported 10 days late during April, 2000.

ITEM 10. EXECUTIVE COMPENSATION.

Summary  Compensation  Table.  The  following  table  sets  forth the  aggregate
-----------------------------
compensation for services rendered in all capacities during the fiscal years ended June 30, 2000, 1999 and 1998 of all persons serving as Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE



                                                                                   Long-Term
                                                                                    Compensa-
                                         Annual Compensation                          tion
                      ------------------------------------------------------------------------
                                                                    Other Annual   Securities     All Other
    Name and                                             Bonus      Compensation   Underlying    Compensation
Principal Position        Year          Salary ($)      ($) (1)       ($) (2)      Options (#)     ($) (3)
--------------------------------------------------------------------------------------------------------------

Kelly D. Scott,           2000           22,500             -              -        190,000             -
   President and CEO

                          2000          118,958             -          3,332              -        15,629
Jack W. Brown, Former     1999          191,000        28,650          4,926              -           250
   President and CEO      1998          175,500        47,750          5,269        225,000           250

James R. Talevich,        2000          126,583             -              -         35,000           250
   Former Chief
   Financial Officer
--------------------------------------------------------------------------------------------------------------


(1) Bonuses paid to the Named Executive Officers are pursuant to annual incentive compensation programs established each year for selected employees of the Company, including the Company's executive officers. Under this program, performance goals, relating to such matters as sales growth, gross profit margin and net income as a percentage of sales, and individual efforts are established each year. Incentive compensation, in the form of cash bonuses, was awarded based on the extent to which the Company and the individual achieved or exceeded the performance goals.

(2) Other Annual Compensation consists of the personal use portion of company-provided automobiles and premiums paid on executive disability policies.

(3) All Other Compensation consists of the Company's matching contributions to the Gish Salary Savings Plan under Section 401(k) of $250 in each fiscal year, plus the value of a company-owned vehicle which was given to Mr. Brown under the terms of his employment agreement.

(4)      Mr.  Scott  joined  the  Company  in May 2000 as  President  and  Chief
         Executive Officer. Mr. Scott entered into a written employment agreement with the Company whereby he is entitled to an annual base salary of $180,000, a signing bonus of $20,000 upon the commencement of his employment, and a bonus to be determined by the Board of Directors based on the achievement of specified corporate profitability targets. In the event that his employment is involuntarily terminated on or before May 18, 2001, he will be entitled to severance equivalent to two times the annual salary then in effect on the date of such termination. In the event that involuntary termination occurs after May 18, 2001 but before May 18, 2002, he will receive a payment equal to two times the annual salary then in effect, less the amount of base salary received from May 18, 2001 until the date of termination. Mr. Scott was granted options to purchase 190,000 shares of the Company's Common Stock at an exercise price of $3.00 per share. Options will vest and become exercisable at the rate of 60,000 shares on May 18, 2000, 40,000 shares on May 18, 2001, 40,000 shares on May 18, 2002, and 50,000 shares on
         May 18, 2003.

Stock Options Granted During Fiscal 2000. The following table shows  information
-----------------------------------------
regarding stock options granted to the Named Executive Officers during fiscal year 2000.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                              Number of
                              Securities      % of total Options
                              Underlying          Granted to
                            Options Granted      Employees in       Exercise or Base
                                (#) (1)          Fiscal Year         Price ($/Share)    Expiration Date
-------------------------------------------------------------------------------------------------------------

Kelly D. Scott                 190,000              36.2%                 $3.00              05-18-10

James R. Yarter                300,000              57.1%                 $3.25              12-01-04

Jack W. Brown                        -                 -                  $   -                  -

James R. Talevich               35,000               6.7%                 $3.00              07-12-04


(1) The options granted to Mr. Scott become exercisable at the rate of 60,000 shares on May 18, 2000, 40,000 shares on May 18, 2001, 40,000 shares on May 18, 2002, and 50,000 shares on May 18, 2003. The options granted to Mr. Yarter were cancelled on March 15, 2000 following his resignation. The options granted to Mr. Talevich vest one-sixth every six months, beginning six months from the date of grant.

Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values.  The
---------------------------------------------------------------------------
following table sets forth, for each of the executive officers named in the Summary Compensation Table above, each exercise of stock options during the year ended June 30, 2000 and the year-end value of unexercised options:



                                                 Number of Securities
                                                Underlying Unexercised
                  Shares                              Options                   Value of Unexercised
                 Acquired                         at Fiscal End 2000            In-the-Money Options
                    on             Value        Exercisable                    at Fiscal Year End 2000
                 Exercise        Realized       Unexercisable                 Exercisable Unexercisable
   Name            (#)            ($)(1)            (#)             (#)         ($)(2)          ($)(2)
--------------------------------------------------------------------------------------------------------------
Kelly D. Scott      -               -              60,000         130,000          -               -

James Yarter        -               -                -               -             -               -

Jack W. Brown     20,913         $62,091          100,000            -             -               -

James R.
Talevich           5,833         $15,312             -             29,167          -               -



(1)      Excess of market price over exercise price, on the date of exercise.
(2) Value of unexercised in-the-money options is based on the Nasdaq last sale price on June 30, 2000 ($2.50 per share).

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

Information   Regarding   Compensation   Committee    Interlocks   and   Insider
Participation

The  Compensation  Committee  is   a   standing   committee   of  the  Board  of
Directors of the Company. The Compensation Committee is responsible for establishing and evaluating the effectiveness of compensation policies and programs for the Company and for making determinations regarding the compensation of the Company's executive officers, subject to review by the full Board of Directors. During the fiscal year ended June 30, 2000, the members of the Committee were John S. Hagestad and Ray R. Coulter, both of whom are non-employee directors of the Company.

No member of the Compensation Committee is a former or current officer or employee of the Company or a subsidiary of the Company. Furthermore, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and board members.

Board Compensation Committee Report on Executive Compensation

The following report was submitted by the Compensation Committee members as of June 30, 1999 with respect to the executive compensation policies established by the Compensation Committee and compensation paid or awarded to executive officers who consisted of Jack Brown (the Company's former Chief Executive Officer) and Jeanne Miller (the Company's former Vice President and Chief Financial Officer) (the "Executive Officers") for fiscal year 1999. During fiscal year 2000 the Company employed new Chief Executive Officers and a new Chief Financial Officer. The compensation of these officers were based on negotiated employment contracts which were subsequently approved by the Board of Directors. Accordingly no report was issued from the Compensation Committee for the fiscal year ended June 30, 2000.

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

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 11, 2000 except as otherwise indicated, regarding the beneficial ownership of Common Stock of the Company by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the Company's Common Stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named in the table have sole voting and investment power with respect to the shares.

                                                      Shares Beneficially      Percent of
               Name                                         Owned               Class (1)
--------------------------------------------------------------------------------------------------
Asset Value Fund Limited Partnership                       549,800                 15%
376 Main Street
Bedminster, NJ 07921

Craig Corporation                                          548,800(2)              15%
550 South Hope Street, Suite 1825
Los Angeles, CA 90071

Dimensional Fund Advisors, Inc.                            233,500                  7%
1299 Ocean Avenue
Santa Monica, CA 90401

Jack W. Brown                                              234,360(3)               6%

James J. Cotter                                              2,383                     *

Ray R. Coulter                                              21,450(4)               1%

John W. Galuchie, Jr.                                      549,800(5)              15%

John S. Hagestad                                           145,856(4)               4%

Kelly D. Scott                                             125,000(6)               3%

All directors and executive officers as a group            844,489 (7)             23%
----------------
* Less than 1%

(1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable upon exercise of options held by particular beneficial owners that are included in the first column.

(2)      Craig  Corporation  is  beneficial  owner  of  Common   Stock  of  Gish
         Biomedical, Inc. through its controlling interest in Citadel Holding Corporation.

(3) Includes 33,333 shares subject to options exercisable currently or within 60 days.

(4) Includes 11,666 shares subject to options exercisable currently or within 60 days.

(5) Mr. Galuchie is deemed to be the beneficial owner of Common Stock of Gish Biomedical, Inc. through his position as Treasurer and Secretary of Asset Value Management, Inc. the sole general partner of Asset Value Fund Limited Partnership.

(6) Includes 60,000 shares subject to options exercisable currently or within 60 days.

(7) Includes 83,332 shares subject to options exercisable currently or within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         None.

                                     PART IV

ITEM 13.          EXHIBITS AND REPORTS
                  ON FORM 8-K

             (A)  Exhibits

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

            (A)   Exhibits

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

                  10.3* Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan-1987, as amended (the "1987 Plan"), incorporated herein by this reference to Exhibit 4 to the Company's Registration Statement on Form S-8, No. 33-36432.

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

              (A) Exhibits

                  The following Exhibits are filed as part of this Report:

                  Exhibit
                  Number                               Description
                  -------                              -----------

                  10.12 Lease dated as of April 17, 1996, between the Company and LBI, a California General Partnership. Incorporated herein by this reference to the Company's Report on the form 10-K for the year ended June 30, 1996

                  10.13 Registration rights agreement dated April 17, 1996, between the Company and Creative Medical Development, Inc., a Delaware Corporation. Incorporated herein by this reference to the Company's Report on the form 10-K for the year ended June 30, 1996

                  10.14* Employment agreement dated as of May 15, 2000 between the Company and Kelly D. Scott.

                  21.1     Subsidiaries  of the Company. Incorporated herein  by
                           this  reference  to  the  Company's  Report   on  the
                           form 10-K for the year ended June 30, 1996.

                  27.1     Financial Data Schedule

(B)  Reports on Form 8-K
     -------------------
         No reports were filed by the Company on Form 8-K during the quarterly period ended June 30, 2000.

------------------
*Management contract or compensatory plan or arrangement.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature                                   Title                               Date

                                                                                September 28, 2000
JAMES J. COTTER                             Director
---------------------------
JAMES J. COTTER


JOHN W. GALUCHIE, JR.                       Director, Chairman of the           September 28, 2000
---------------------------
JOHN W. GALUCHIE, JR.                       Board and Acting Chief
                                            Financial  Officer

NOMA S. BATES                               Controller and Acting               September 28, 2000
---------------------------
NOMA S. BATES                               Corporate Secretary


JOHN S. HAGESTAD                            Director                            September 28, 2000
---------------------------
JOHN S. HAGESTAD


RAY R. COULTER                              Director                            September 28, 2000
---------------------------
RAY R. COULTER


KELLY D. SCOTT                              Director, President and Chief       September 28, 2000
---------------------------
KELLY D. SCOTT                              Executive Officer