Form 10QSB
period 2000-09-30
GISH BIOMEDICAL INC
filed 2000-11-14
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
      ----------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                           95-3046028
--------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                           Identification Number)

                  2681 Kelvin Avenue, Irvine, California 92614
               ----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 756-5485

                    ------------------------------------------
                           (Issuer's telephone number)

                                       N/A

            ---------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes X  No

   ---   ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of November 8, 2000, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes    No X
                                                              ---   ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1. -  Financial Statements

------     ---------------------
                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET

                               SEPTEMBER 30, 2000

                                   (unaudited)

ASSETS (In thousands, except share data)



Current assets:
   Cash and cash equivalents                                                      $    461
   Short-term investments                                                              685
   Accounts receivable, net                                                          3,158
   Inventories                                                                       8,040
   Prepaid expenses                                                                     82
                                                                                  --------

       Total current assets                                                         12,426

Property and equipment, at cost                                                      9,673
   Less accumulated depreciation                                                 (   7,512)
                                                                                  --------
Net property and equipment                                                           2,161
Other assets                                                                           155
                                                                                  --------

       Total assets                                                               $ 14,742
                                                                                  ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                               $  1,022
   Accrued compensation and related items                                              546
   Other accrued liabilities                                                           177
                                                                                  --------

       Total current liabilities                                                     1,745

Deferred rent                                                                          231
                                                                                  --------

       Total liabilities                                                             1,976
                                                                                  --------

Stockholders' equity:
   Preferred stock, 2,250,000 shares authorized; no shares outstanding
   Common stock, no par value, 7,500,000 shares authorized, 3,592,145 shares
   issued and outstanding                                                           10,532
   Retained earnings                                                                 2,245
   Accumulated other comprehensive loss                                          (      11)
                                                                                  --------
       Total stockholders' equity                                                   12,766
                                                                                  --------

       Total liabilities and stockholders' equity                                 $ 14,742
                                                                                  ========

     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                 Three months ended September 30, 2000 and 1999
                                   (unaudited)



(In thousands, except share and per share data)              2000                 1999
                                                             ----                 ----

Net sales                                              $    4,285           $    4,416
Cost of sales                                               3,132                3,441
                                                       ----------           ----------

Gross profit                                                1,153                  975
                                                       ----------           ----------

Research and development                                      249                  452
Selling and marketing                                       1,011                1,109
General and administrative                                    444                1,114
                                                       ----------           ----------

Total operating expenses                                    1,704                2,675
                                                       ----------           ----------

Operating loss                                        (       551)         (     1,700)

Interest income                                                51                   65
                                                       ----------           ----------

Loss before provision for taxes                       (       500)         (     1,635)
Provision for taxes                                             -                    -
                                                       ----------           ----------

Net loss                                              ($      500)         ($    1,635)
                                                       ==========           ==========

Basic and diluted net loss per share                  ($      .14)         ($      .47)
                                                       ==========           ==========

Basic and diluted weighted average common shares        3,592,145            3,472,084
                                                       ==========           ==========


     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                 Three months ended September 30, 2000 and 1999
                                   (unaudited)


(In thousands)                                                            2000           1999
                                                                          ----           ----

Cash flows from operating activities:

   Net loss                                                           ($   500)      ($ 1,635)
   Adjustments:
       Depreciation                                                        206            229
       Loss on disposal of assets                                            -            280
       Amortization                                                          1              1
       Deferred rent                                                  (     20)      (     12)
       Changes in operating assets and liabilities                    (    823)           318
                                                                       -------        -------

              Net cash provided (used) by operating activities        (  1,136)      (    819)
                                                                       -------        -------

Cash flows from investing activities:

   Purchases of property and equipment                                (     63)      (    194)
   Sale (purchase) of short-term investments                               189       (     20)
   Increase in other assets                                           (      6)      (      1)
                                                                       -------        -------

              Net cash provided (used) by investing activities             120       (    215)
                                                                       -------        -------

Cash flows from financing activities:

   Proceeds from stock options exercised                                     -              3
                                                                       -------        -------

              Net cash provided by financing activities                      -              3
                                                                       -------        -------

Net decrease in cash and cash equivalents                             (  1,016)      (  1,031)
Cash and cash equivalents at beginning of period                         1,477          2,792
                                                                       -------        -------

Cash and cash equivalents at end of period                             $   461        $ 1,761
                                                                       =======        =======


     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                         September 30, 2000 (unaudited)

1.  General

    -------

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 2000 and 1999, and financial position at September 30, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2000.

    Statement of Cash Flows

    -----------------------
    Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise (in thousands):

    Three Months Ended September 30,                      2000           1999
    --------------------------------                      ----           ----

    Decrease(increase) in:
    Accounts receivable                                 $  332         $  248
    Note receivable                                          -             54
    Inventories                                        (   565)       (    93)
    Prepaid expenses                                        47             96

    Increase  (decrease) in:
    Accounts payable                                   (   583)       (   176)
    Accrued compensation and related items             (    24)            49
    Other accrued liabilities                          (    30)           140
                                                        ------         ------

    Change in operating assets and liabilities         ($  823)        $  318
                                                        ======         ======

    The Company did not pay any interest or federal income taxes during the three month period ended September 30, 2000 or September 30, 1999.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                               September 30, 2000

                                   (unaudited)

2.  Inventories

    -----------
    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                     September 30, 2000
                                                     ------------------

                          Raw materials                   $  4,360
                          Work in progress                $  1,426
                          Finished goods                  $  2,254
                                                          --------
                                                          $  8,040

3.  Loss per share

    --------------
    The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

4.  Nonrecurring Charges

    --------------------
    In September, 1999 the Company discontinued development of the new infusion pump for strategic and economic reasons, and recognized $429,000 in charges related to the discontinuance. The total charge consisted of $140,000 charged to cost of sales for inventory obsolescence, $7,000 charged to selling and marketing expense for the write-down of field inventories, and $282,000 charged to general and administrative expense consisting primarily of software development costs.

    Additionally, in the quarter ended September 30, 1999, the Company recognized obsolete inventory write-offs of $83,000 for custom tubing packs, consignment inventory shrinkage of $133,000, severance and other costs associated with the Company's chief executive of $294,000, and severance of $95,000 resulting from a reduction in force. Excluding nonrecurring charges, the Company's gross profit margin for the quarter ended September 30, 1999 was 27.1% as compared to 26.9% reported for the comparable period of the current fiscal year.

5.  Subsequent Event - Early Lease Termination

    ------------------------------------------
    In October 2000 the Company completed negotiations with its current landlord to terminate the lease on its Irvine facility that was due to expire in December 2002. Pursuant to an agreement the Company will vacate the Irvine facility in stages commencing in October 2000 and ending in January 2001. The agreement provides for the current landlord to pay to the Company incentive fees for this early termination in the aggregate amount of $1,550,000, $400,000 of which has been received subsequent to September 30, 2000, and the final payment of $1,150,000 is anticipated during January 2001. It is projected that the cash incentive fees received will be used to pay for the cost of moving and constructing leasehold improvements at a new facility. As the company vacates the Irvine facility its rental payments are reduced accordingly. The early termination will require the Company to write off assets of approximately $700,000, consisting principally of the unamortized portion of leasehold improvements. This will be offset by recognizing a benefit for unamortized rent expense of approximately $211,000. Additionally, this agreement provided mutual releases and the current landlord withdrew the unlawful detainer action it had earlier commenced.

    In conjunction with the early lease termination the Company entered into a lease during October 2000 for a new facility in Rancho Santa Margarita, California. This new lease expires in February 2011 and contains a five-year renewal option. The lease provides for initial monthly payments, commencing February 2001, of approximately $34,000 with annual increases, based on the Consumer Price Index, but in no event less than 3% or more than 5% per annum. A letter of credit in the amount of $300,000 was posted as a security deposit for this lease with the Company pledging as collateral a certificate of deposit in a like amount. The security deposit is to be reduced to $195,000 and $90,000 during February 2002 and 2003, respectively, based on provisions contained in the lease. The new landlord agreed to reimburse the Company $156,000 for leasehold improvements. In November 2000, The Company entered into a contract in the amount of $1,500,000 for the construction of improvements to the Rancho Santa Margarita Facility.

    The Irvine facility was 150,000 square feet as compared to the Rancho Santa Margarita facility which contains 52,000 square feet. The Company may be required to lease additional storage facilities for its finished goods.

ITEM 2. - Management's  Discussion  and  Analysis  of  Financial  Condition  and
------
          Results of Operations

          ----------------------------------------------------------------------

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ending September 30, 2000 with the three month period ended September 30, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
---------------------

The Company incurred a net loss of $500,000, or $.14 basic and diluted net loss per share, for the three months ended September 30, 2000 compared to a net loss of $1,635,000, or $.47 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

The decreased loss relative to the three months ended September 30, 1999 is partly due to non-recurring charges of $1,034,000 which were reported in the quarter ended September 30, 1999. The charges included $429,000 related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive officer, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 in severance from the Company's reduction in workforce in September 1999. The $95,000 severance included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs.

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

The Company had sales of $4,285,000 for the quarter ended September 30, 2000 compared to sales of $4,416,000 for the comparable quarter in the prior fiscal year.

The $131,000 net sales decrease for the quarter ended September 30, 2000 compared to the quarter ended September 30, 1999 included a general reduction of sales volume of 10% to 20% across all product lines, except for oxygenator sales, which increased 49%.

The reduction in sales of products, other than oxygenators, resulted from factors which include a loss of market share in these products to other competitors, a shift in customer purchasing patterns from separate components to integrated oxygenator systems which include those components, and the increasing percentage of open heart surgeries which are performed without stopping the heart. A majority of the Company's sales are derived from products used in the open heart bypass circuit which is employed when a patient's heart is stopped during cardiac surgery.

Oxygenator sales were $1,100,000 for the three months ended September 30, 2000 compared to $739,000 for the three months ended September 30, 1999. The sales increase resulted from additional market penetration by the Vision oxygenator which was introduced in August, 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $1,153,000 for the three months ended September 30, 2000 compared to $1,198,000 (after adjustment for previously discussed nonrecurring charges) for the three months ended September 30, 1999. The primary cause of the gross profit decrease was the decrease in sales compared to the prior year quarter.

Research and development expenses for the three months ended September 30, 2000 were $249,000 compared to $452,000 for the three months ended September 30, 1999. The decrease in expense compared to the comparable quarter in the current year resulted from the staff reduction in September 1999 and the discontinuation of the Company's infusion pump business, also in September 1999.

Selling and marketing expenses for the three months ended September 30, 2000 were $1,011,000 compared to $1,109,000 for the three months ended September 30, 1999. The increase (after adjustment for 1999 non-recurring costs) resulted from additions to the sales force and increased promotional activities. The nonrecurring charges consisted of $24,000 in severance from the Company's reduction in force in September 1999, $133,000 write-down of field inventories, and $7,000 write-down of discontinued infusion pumps in field inventory.

For the three months ended September 30, 2000, general and administrative expenses were $444,000 compared to $1,114,000 for the three months ended September 30, 1999. The $670,000 decrease from the prior year period included $294,000 in severance and other costs related to the resignation of the Company's chief executive officer, Jack W. Brown, in September, 1999. An employment agreement between the Company and Mr. Brown provides for Mr. Brown's continued compensation by the Company until September 15, 2001 at an annual salary of $100,000, for which the Company recorded a $225,000 charge including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

General and administrative expenses for the three months ended September 30, 1999 also included a charge of $282,000 relating to the Company's ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September 1999. In addition, the prior year period included $56,000 in severance related to the September 1999 reduction in force, $29,000 loss on disposal of fixed assets, and $20,000 accrued legal costs related to the discontinuation of the infusion pump business.

Liquidity and Capital Resources:
--------------------------------

At September 30, 2000, the Company had cash and cash equivalents of $461,000 and
short-term   investments  of  $685,000.   Short-term  investments  consisted  of
government-backed securities.

For the three months ended September 30, 2000 net cash used by operating activities was $1,136,000 compared to net cash used by operating activities of $819,000 for the three months ended September 30, 1999. The 1999 $280,000 loss on disposal of fixed assets consisted primarily of a $266,000 charge in September 1999 for software development costs associated with the Company's discontinued ambulatory infusion pump and MyoManager product lines.

Net cash provided by investing activities for the three months ended September 30, 2000 was $120,000 compared to net cash used by investing activities of $215,000 for the three months ended September 30, 1999. The increase in cash provided from the prior year period resulted primarily from increased sales of short-term investments and by decreased purchases of manufacturing equipment.

The Company believes the financial incentives to be received from its current lessor for the early termination of its present lease when combined with the reimbursement of improvements to be received related to its new facility will be sufficient to cover the costs associated with relocation. However, the final costs associated with the relocation can not be determined at this time and the relocation could result in cash received related to the relocation when combined with cash generated from operations and available cash not being adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2001. The Company believes there are financing sources available to the Company sufficient to cover the potential additional cash requirement related to the relocation but there is no assurance that the Company will be successful in securing such financing.

PART II  -  OTHER INFORMATION
-------     -----------------

ITEM 6.  -  Exhibits and Reports on Form 8-K
------      --------------------------------

a.       Exhibits

           10.15 Lease Amendment, Settlement Agreement and Mutual Release dated October 26, 2000 between ISCO-Irvine North Ltd., and the Company

           10.16 Lease between the Company and Eric and Shirley Pepys dated October 26, 2000

           10.17 Contract dated November 3, 2000 between the Company and Image Builders Consortium, Inc.

           27 Financial Data Schedule for the three months ended September 30, 2000

b.          Reports on Form 8-K

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                 GISH BIOMEDICAL, INC.





Date:  November 14, 2000                         /s/ Leslie M. Taeger
                                                 --------------------
                                                 Leslie M. Taeger
                                                 Vice President/CFO