Form 10QSB
period 2000-12-31
GISH BIOMEDICAL INC
filed 2001-02-14
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 2000

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                            95-3046028
-------------------------------                        ------------------------
(State or other jurisdiction of                           (I.R.S. Employer
incorporation or organization                           Identification Number)

              22942 Arroyo Vista, Santa Margarita, California 92688
            ---------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                         ------------------------------
                           (Issuer's telephone number)

                  2681 Kelvin Avenue, Irvine, California 92614
           -----------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of February 9, 2001, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one): Yes   No X
                                                              ---  ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1. -  Financial Statements
------     ---------------------

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                DECEMBER 31, 2000
                                   (unaudited)

ASSETS (In thousands, except share data)



Current assets:
   Cash and cash equivalents                                                          $   193
   Accounts receivable, net                                                             3,327
   Inventories                                                                          8,908
   Prepaid expenses                                                                        59
   Deferred relocation costs                                                              347
                                                                                      -------

       Total current assets                                                            12,834

Property and equipment, at cost                                                        10,112
   Less accumulated depreciation                                                     (  7,706)
                                                                                      -------
Net property and equipment                                                              2,406
Other assets                                                                              518
                                                                                      -------

       Total assets                                                                   $15,758
                                                                                      =======

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Line of credit                                                                     $    49
   Accounts payable                                                                     1,804
   Accrued compensation and related items                                                 485
   Other accrued liabilities                                                              156
   Deferred relocation revenue                                                            700
                                                                                      -------
       Total current liabilities                                                        3,194

Deferred rent                                                                             218
                                                                                      -------

       Total liabilities                                                                3,412
                                                                                      -------

Stockholders' equity:
   Preferred stock, 2,250,000 shares authorized;  no shares outstanding Common stock, no par value, 7,500,000 shares authorized,
       3,592,145 shares issued and outstanding                                         10,532
   Retained earnings                                                                    1,814
                                                                                      -------
       Total stockholders' equity                                                      12,346
                                                                                      -------

       Total liabilities and stockholders' equity                                     $15,758
                                                                                      =======



     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
              Three and six months ended December 31, 2000 and 1999
                                   (unaudited)



(In thousands, except share and                        Three months ended                 Six months ended
  per share data)                                          December 31,                      December 31,

                                                       2000            1999               2000           1999
                                                 ----------------------------------------------------------------

Net sales                                           $   4,492       $   4,532          $   8,777      $   8,948
Cost of sales                                           3,278           3,395              6,410          6,836
                                                    ---------       ---------          ---------      ---------
     Gross profit                                       1,214           1,137              2,367          2,112

Research and development                                  228             238                477            690
Selling and marketing                                   1,016             944              2,027          2,053
General and administrative                                405             316                849          1,430
                                                    ---------       ---------          ---------      ---------

     Total operating expenses                           1,649           1,498              3,353          4,173
                                                    ---------       ---------          ---------      ---------

     Operating loss                                (      435)     (      361)        (      986)    (    2,061)

Interest income, net                                        4              27                 55             92
                                                    ---------       ---------          ---------      ---------

     Net loss                                      ($     431)     ($     334)        ($     931)    ($   1,969)
                                                    =========       =========          =========      =========

Basic and diluted net loss per
share                                              ($     .12)     ($     .10)        ($     .26)    ($     .57)
                                                    =========       =========          =========      =========

Basic and diluted weighted
average common shares                               3,592,145       3,473,017          3,592,145      3,471,973
                                                    =========       =========          =========      =========







     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                   Six months ended December 31, 2000 and 1999
                                   (unaudited)


(In thousands)                                                           2000           1999
                                                                         ----           ----

Cash flows from operating activities:

   Net loss                                                            ($  931)       ($1,969)
   Adjustments:
       Depreciation                                                        403            452
       Loss on disposal of assets                                            -            280
       Amortization                                                          3              3
       Deferred rent                                                   (    33)       (    25)
       Deferred relocation revenue                                         700              -
       Deferred relocation costs                                       (   347)             -
       Changes in operating assets and liabilities                     ( 1,137)           526
                                                                        ------         ------

             Net cash used in operating activities                     ( 1,342)       (   733)
                                                                        ------         ------

Cash flows from investing activities:

   Purchases of property and equipment                                 (   521)       (   343)
   Sale of short-term investments                                          885            307
   Increase in other assets                                            (   355)       (     2)
                                                                        ------         ------

             Net cash provided (used) by investing activities                9        (    38)
                                                                        ------         ------

Cash flows from financing activities:

   Net borrowings on line of credit                                         49              -
   Proceeds from stock options exercised                                     -             23
                                                                        ------         ------

             Net cash provided by financing activities                      49             23
                                                                        ------         ------

Net decrease in cash and cash equivalents                              ( 1,284)       (   748)
Cash and cash equivalents at beginning of period                         1,477          2,792
                                                                        ------         ------

Cash and cash equivalents at end of period                              $  193         $2,044
                                                                        ======         ======





     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                          December 31, 2000 (unaudited)

1.  General
    -------
    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and six month periods ended December 31, 2000 and 1999, and financial position at December 31, 2000, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2000.

    Statement of Cash Flows
    -----------------------
    Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise (in thousands):

    Six Months Ended December 31,                        2000             1999
    -----------------------------                        ----             ----

    Decrease(increase) in:
    Accounts receivable                               $   163         ($    89)
    Note receivable                                         -               54
    Inventories                                      (  1,433)             856
    Prepaid expenses                                       70         (     59)

    Increase  (decrease) in:
    Accounts payable                                      199         (    494)
    Accrued compensation and related items           (     84)              26
    Other accrued liabilities                        (     52)             232
                                                      -------          -------

    Change in operating assets and liabilities       ($ 1,137)         $    526
                                                      =======          ========

    The Company did not pay any interest or federal income taxes during the six month periods ended December 31, 2000 or December 31, 1999.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2000
                                   (unaudited)

2.  Inventories
    -----------
    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                           December 31, 2000
                                                           -----------------
                           Raw materials                       $  4,148
                           Work in progress                       1,405
                           Finished goods                         3,355
                                                               --------
                                                               $  8,908

3.  Revolving line of credit
    ------------------------

    Effective December 26, 2000 the Company entered into a $2,000,000 three year revolving line of credit agreement with Heller Healthcare Finance, Inc. Advances are secured by the operating assets of the Company and bear interest at prime (9.5% at December 31, 2000) plus 2%.

4.  Loss per share
    --------------
    The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

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

    Additionally, in the quarter ended September 30, 1999, the Company recognized obsolete inventory write-offs of $83,000 for custom tubing packs, consignment inventory shrinkage of $133,000, severance and other costs associated with the Company's chief executive of $294,000, and severance of $95,000 resulting from a reduction in force. Excluding nonrecurring charges, the Company's gross profit margin for the quarter ended December 31, 1999 and for the six month period ended December 31, 1999 was 25.1% and 26.1% as compared to 27.0% reported for the comparable periods of the current fiscal year.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                December 31, 2000
                                   (unaudited)

6.  Early Lease Termination
    -----------------------
    In October 2000 the Company completed negotiations with its current landlord to terminate the lease on its Irvine facility that was due to expire in December 2002. Pursuant to the Agreement the Company will vacate the Irvine facility in stages commencing in October 2000 and ending in January 2001. The agreement provides for the current landlord to pay to the Company incentive fees for this early termination in the aggregate amount of $1,550,000, $400,000 of which has been received. The final payment of $1,150,000 is due April 2001. In addition to the early lease termination incentives received from its current landlord, a third party paid the Company $300,000 to accelerate the vacating of a portion of the lease space. It is projected that the cash incentive fees received will be used to pay for the cost of moving and constructing leasehold improvements at the Company's new facilities. As the Company vacated the Irvine facility its rental payments were reduced accordingly. The early termination will require the Company to write off assets of approximately $600,000, consisting principally of the unamortized portion of leasehold improvements. This will be offset by recognizing a benefit for unamortized rent expense of approximately $218,000. Additionally, this agreement provided mutual releases and the current landlord withdrew the unlawful detainer action it had earlier commenced. Relocation revenue and relocation costs incurred totaled $700,000 and $347,000, respectively, at December 31, 2000. The recognition of relocation revenue and relocation costs has been deferred at December 31, 2000 and will occur in the period the Company completes its obligations under the Agreement.

    In conjunction with the early lease termination the Company entered into a lease during October 2000 for a 52,000 square foot facility in Rancho Santa Margarita, California. This new lease expires in February 2011 and contains a five-year renewal option. The lease provides for initial monthly payments, commencing February 2001, of approximately $34,000 with annual increases, based on the Consumer Price Index, but in no event less than 3% or more than 5% per annum. A letter of credit in the amount of $300,000 was posted as a security deposit for this lease with the Company pledging as collateral a certificate of deposit in a like amount. The security deposit is to be reduced to $195,000 and $90,000 during February 2002 and 2003, respectively, based on provisions contained in the lease. The new landlord agreed to reimburse the Company $156,000 for leasehold improvements. In November 2000, the Company entered into a contract in the amount of $1,500,000 for the construction of improvements to the Rancho Santa Margarita facility.

    In November 2000 the Company entered into a lease for an additional 23,000 square foot facility in Irvine, California for storage of inventory. This lease expires in January 2006 and contains a five-year renewal option. The lease provides initial monthly payments commencing January 2001, of approximately $12,000, increased 3% annually. The lease required a security deposit of $30,000 and prepayment of approximately $37,000 representing the 1st, 13th and 25th months' rent.

ITEM 2.  -  Management's  Discussion  and  Analysis  of  Financial Condition and
------      Results of Operations
            ---------------------

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

In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-QSB, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may be unable to retain key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in our targeted markets, and (ii) the continued acquisition of our customers by certain of our competitors. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this report.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three and six month periods ending December 31, 2000 with the three and six month periods ended December 31, 1999. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
---------------------
The Company incurred a net loss of $431,000, or $.12 basic and diluted net loss per share, for the three months ended December 31, 2000 compared to a net loss of $334,000, or $.10 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the six months ended December 31, 2000, the Company incurred a net loss of $931,000, or $.26 basic and diluted net loss per share, compared to a net loss of $1,969,000, or $.57 basic and diluted net loss per share, for the six months ended December 31, 1999.

The decreased loss relative to the six months ended December 31, 1999 is partly due to non-recurring charges of $1,034,000 which were reported in the quarter ended September 30, 1999. The charges included $429,000 related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 severance from the Company's reduction in force in September, 1999. The $95,000 severance included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs.

In September, 1999 the Company concluded that its ambulatory infusion pump business was not viable due to the large number of competitive models available and the downward trend in market pricing of both hardware and disposable pump products. Consequently, the Company discontinued development of a new infusion pump then under development, and wrote off inventory and other assets associated with the infusion pump product line.

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

The Company had sales of $4,492,000 for the quarter ended December 31, 2000 compared to sales of $4,532,000 for the comparable quarter in the prior fiscal year. For the six months ended December 31, 2000, the Company had sales of $8,777,000 compared to sales of $8,948,000 for the six months ended December 31, 1999.

The $40,000 net sales decrease for the quarter ended December 31, 2000 compared to the quarter ended December 31, 1999 included a general reduction of sales volume of 10% to 20% across all product lines, except for oxygenator sales, which increased 42%.

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

Oxygenator sales were $1,307,000 for the three months ended December 31, 2000 compared to $923,000 for the three months ended December 31, 1999. For the six months ended December 31, 2000, oxygenator sales were $2,407,000 compared to $1,662,000 for the comparable period in the prior fiscal year. The sales increase resulted from additional market penetration by the VisionTM oxygenator which was introduced in August, 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit increased to $1,214,000 for the three months ended December 31, 2000 compared to $1,137,000 for the three months ended December 31, 2000.

For the six months ended December 31, 2000, gross profit was $2,367,000 compared to $2,335,000 (after adjustment for previously discussed non-recurring charges) for the six months ended December 31, 1999. The primary factors in the gross profit increase was the increase in margins on oxygenators, partially offset by the shift in product mix to oxygenators from other products with higher margin such as cardiotomy reservoirs and custom tubing packs.

Research and development expenses for the six months ended December 31, 2000 were $477,000 compared to $690,000 for the comparable period in the prior year. The decrease in expense compared to the comparable period in the prior year resulted from the staff reduction and discontinuation of the Company's infusion pump business, both of which occurred in September, 1999.

Selling and marketing expenses for the three months ended December 31, 2000 were $1,016,000 compared to $944,000 for the three months ended December 31, 1999. Selling and marketing expenses for the six months ended December 31, 2000 were $2,027,000 compared to $1,889,000 for the six months ended December 31, 1999 (after adjustment to remove $164,000 in nonrecurring charges incurred in the quarter ended September, 1999, $24,000 severance, $133,000 write-down of field inventories, and $7,000 write-down of discontinued infusion pumps in field inventory.) The increase (after adjustment to remove 1999 non-recurring costs) resulted from additions to the sales force and increase promotional activities.

General and administrative expenses for the three months ended December 31, 2000 were $405,000 compared to $316,000 for the three months ended December 31, 1999.

For the six month period ending December 31, 2000, general and administrative expenses were $849,000 compared to $798,000 for the six month period ended December 31, 1999 (after adjustment to remove 1999 non-recurring costs). The increase in general and administrative costs over the prior periods results primarily from the timing of expenditures.

The non-recurring general and administrative costs included $294,000 in severance and other costs related to the resignation the Company's chief executive, Jack W. Brown, in September, 1999. An employment agreement between the Company and Mr. Brown provides for Mr. Brown's continued compensation by the Company until September 15, 2001 at an annual salary of $100,000, for which the Company recorded a $225,000 charge including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

The non-recurring general and administrative costs for six months ended December 31, 1999 also included a charge of $282,000 relating to the Company's ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September, 1999. In addition, the period included $56,000 in severance related to the September, 1999 reduction in force.

Liquidity and Capital Resources:
-------------------------------

At December 31, 2000, the Company had cash and cash equivalents of $193,000.

For the six months ended December 31, 2000 net cash used by operating activities was $1,342,000 compared to net cash used by operating activities of $733,000 for the six months ended December 31, 1999.

The 1999 $280,000 loss on disposal of fixed assets consisted primarily of a $266,000 charge in September 1999 for software development costs associated with the Company's discontinued ambulatory infusion pump and MyoManager product lines.

The increased use of cash by operating activities, when compared to the comparable period in the prior year, results primarily from the increase in inventory produced in anticipation of the Company's relocation to its new operating facility, offset by the excess of relocation revenue received over relocation costs incurred and the reduced operating loss in the current year.

The Company entered into a contract in the amount of $1,500,000 for the construction of improvements to the Rancho Santa Margarita facility. The Company believes the financial incentives to be received for the early termination of its present lease when combined with the reimbursement of improvements to be received related to its new facility will be sufficient to cover the costs associated with relocation. However, the final costs associated with the relocation can not be determined at this time and the relocation could result in available cash, when combined with cash received related to the relocation and cash generated from operations, not being adequate to meet the Company's planned expenditures and liquidity needs for fiscal 2001. Effective December 26, 2000 the Company entered into a $2,000,000 three year revolving line of credit agreement with Heller Healthcare Finance, Inc. Advances are secured by the operating assets of the Company and bear interest at prime (9.5% at December 31, 2000) plus 2%. The Company believes its current financing source will be sufficient to cover the potential additional cash requirement related to the relocation.

PART II  -  OTHER INFORMATION
-------     -----------------
ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

   a.       Exhibits

              10.18 Lease between the Company and Buckhead Industrial Properties, Inc. dated November 28, 2000.
              10.19 Loan and Security Agreement between the Company and Heller Healthcare Finance, Inc., date December 26, 2000.

              27 Financial Data Schedule for the six months ended December 31, 2000

    b.      Reports on Form 8-K

              None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                     GISH BIOMEDICAL, INC.





Date:    February 14, 2001                           /s/ Leslie M. Taeger
                                                     --------------------
                                                     Leslie M. Taeger
                                                     Vice President/CFO