Form 10QSB
period 2001-03-31
GISH BIOMEDICAL INC
filed 2001-05-15
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
   --------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                            95-3046028
--------------------------------                      -------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                           Identification Number)

              22942 Arroyo Vista, Santa Margarita, California 92688
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                       ----------------------------------
                           (Issuer's telephone number)

            --------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes  X   No
    ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of May 10, 2001, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format  (check one):  Yes    No X
                                                                ---   ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1. -  Financial Statements
------     ---------------------

                              GISH BIOMEDICAL, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEET
                                 March 31, 2001
                                   (unaudited)

(In thousands, except share data)
ASSETS

Current assets:
   Accounts receivable, net                                          $  2,670
   Relocation receivable                                                1,306
   Inventories                                                          8,030
   Prepaid expenses                                                       143
                                                                     --------

       Total current assets                                            12,149

Property and equipment, at cost                                         9,142
   Less accumulated depreciation                                    (   5,930)
                                                                     --------
Net property and equipment                                              3,212
Other assets                                                              493
                                                                     --------

       Total assets                                                  $ 15,854
                                                                     ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Revolving line of credit                                          $  1,005
   Cash overdraft                                                          16
   Accounts payable                                                     1,237
   Accrued compensation and related items                                 493
   Accrued relocation liabilities                                       1,300
   Other accrued liabilities                                               56
                                                                     --------
       Total current liabilities                                        4,107

Deferred rent                                                              28
                                                                     --------

       Total liabilities                                                4,135
                                                                     --------

Stockholders' equity:
   Preferred stock, 1,500,000 shares authorized; no shares outstanding
   Common stock, no par value, 7,500,000 shares authorized,
      3,592,145 shares issued and outstanding                          10,532
   Retained earnings                                                    1,187
                                                                     --------
       Total stockholders' equity                                      11,719
                                                                     --------

       Total liabilities and stockholders' equity                    $ 15,854
                                                                     ========



     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
               Three and nine months ended March 31, 2001 and 2000
                                   (unaudited)



(In thousands, except share and                        Three months ended                Nine months ended
  per share data)                                           March 31,                        March 31,

                                                       2001            2000              2001           2000
                                                 -----------------------------------------------------------------

Net sales                                          $   4,519      $   4,422          $  13,296     $   13,370
Cost of sales                                          3,812          3,103             10,222          9,939
                                                   ---------      ---------          ---------     ----------
      Gross profit                                       707          1,319              3,074          3,431

Research and development                                 270            210                747            900
Selling and marketing                                    997          1,072              3,024          3,125
General and administrative                               447            486              1,296          1,916
                                                   ---------      ---------          ---------     ----------

      Total operating expenses                         1,714          1,768              5,067          5,941
                                                   ---------      ---------          ---------     ----------

      Operating loss                              (    1,007)    (      449)        (    1,993)   (     2,510)
Gain on relocation, net                                  426              -                426              -

Interest income (expense), net                    (       46)            34                  9            126
                                                   ---------      ---------          ---------     ----------

      Net loss                                    ($     627)    ($     415)        ($   1,558)   ($    2,384)
                                                   =========      =========          =========     ==========

Basic and diluted net loss per
share                                             ($     .17)    ($     .12)        ($     .43)   ($      .68)
                                                   =========      =========          =========     ==========

Basic and diluted weighted
average common shares                              3,592,145      3,527,555          3,592,145      3,490,342
                                                   =========      =========          =========      =========


     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                    Nine months ended March 31, 2001 and 2000
                                   (unaudited)



(In thousands)                                                     2001           2000
                                                                   ----           ----

Cash flows from operating activities:
   Net loss                                                    ($ 1,558)      ($ 2,384)
   Adjustments:
        Depreciation                                                549            669
        Loss on disposal of assets                                    -            313
        Amortization                                                  5              5
        Deferred rent                                                14       (     38)
        Gain on relocation, net                                (    426)             -
        Changes in operating assets and liabilities            (    332)           430
                                                                -------        -------

            Net cash used in operating activities              (  1,748)      (  1,005)
                                                                -------        -------

Cash flows from investing activities:
   Purchases of property and equipment                         (  1,377)      (    413)
   Sale of short-term investments                                   885            603
   Increase in other assets                                    (    258)      (      6)
                                                                -------        -------

            Net cash provided (used) by investing activities   (    750)           184
                                                                -------        -------

Cash flows from financing activities:
   Net borrowings on line of credit                               1,005              -
   Proceeds from stock options exercised                              -            334
                                                                -------        -------

               Net cash provided by financing activities          1,005            334
                                                                -------        -------

Net decrease in cash and cash equivalents                      (  1,493)      (    487)
Cash and cash equivalents at beginning of period                  1,477          2,792
                                                                -------        -------

Cash and cash equivalents at end of period                     ($    16)       $ 2,305
                                                                =======        =======


     See accompanying notes to condensed consolidated financial statements.

                              GISH BIOMEDICAL, INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                           March 31, 2001 (unaudited)

1.  General
    -------

    The condensed consolidated financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three and nine month periods ended March 31, 2001 and 2000, and financial position at March 31, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in consolidated financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed consolidated financial statements are adequate to make the information presented not misleading, these condensed consolidated financial statements should be read in conjunction with the Company's consolidated financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2000.

    Statement of Cash Flows
    -----------------------

    Changes in operating assets and liabilities as shown in the condensed consolidated statements of cash flows comprise (in thousands):

    Nine Months Ended March 31,                        2001             2000
    ---------------------------                        ----             ----

    Decrease(increase) in:
    Accounts receivable                             $    819        ($   103)
    Relocation receivables                         (   1,306)              -
    Note receivable                                        -              54
    Inventories                                    (     555)            561
    Prepaid expenses                               (       8)             68

    Increase  (decrease) in:
    Accounts payable                               (     353)       (    342)
    Accrued compensation and related items         (      77)             31
    Accrued relocation liabilities                     1,300               -
    Other accrued liabilities                      (     152)            161
                                                    --------         -------

    Change in operating assets and liabilities     ($    332)        $   430
                                                    ========         =======

    The Company did not pay any federal income taxes during the nine month periods ended March 31, 2001 or March 31, 2000. The Company paid $23,000 in interest during the nine month period ended March 31, 2001. The Company did not pay any interest in the nine month period ending March 31, 2000.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (unaudited)

2.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                 March 31, 2001
                                                 --------------

                       Raw materials                $  3,640
                       Work in progress                1,090
                       Finished goods                  3,300
                                                    --------
                                                    $  8,030
                                                    ========
3.  Revolving Line of Credit
    ------------------------

    Effective December 26, 2000 the Company entered into a $2,000,000 three year revolving line of credit agreement with Heller Healthcare Finance, Inc. Advances are secured by the operating assets of the Company and bear interest at prime (8.5% at March 31, 2001) plus 2%.

4.  Loss Per Share
    --------------

    The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

5.  Nonrecurring Charges
    --------------------

    In March 2001, the Company identified slow moving and obsolete inventory of $300,000 that consisted of custom tubing packs and other items that the Company wrote off in conjunction with the relocation to its new facilities. This charge is included in cost of sales during the current period.

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

    Additionally, in the quarter ended September 30, 1999, the Company recognized obsolete inventory write-offs of $83,000 for custom tubing packs, consignment inventory shrinkage of $133,000, severance and other costs associated with the Company's chief executive of $294,000, and severance of $95,000 resulting from a reduction in work force.

    Excluding nonrecurring charges, the Company's gross profit margin for the quarter ended March 31, 2001 and for the nine month period ended March 31, 2001 was 22.3% and 25.6% as compared to 29.8% and 27.3% reported for the comparable periods of the prior fiscal year.

                              GISH BIOMEDICAL, INC.
        NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (continued)
                                 March 31, 2001
                                   (unaudited)

6.  Early Lease Termination
    -----------------------

    In October 2000 the Company completed negotiations with its then current landlord to terminate the lease on its Irvine facility that was due to expire in December 2002. Pursuant to the Agreement the Company vacated the Irvine facility in stages commencing in October 2000 and ending in January 2001. As the Company vacated the Irvine facility its rental payments were reduced accordingly.

    The Agreement provides for the Irvine facility landlord to pay to the Company incentive fees for this early termination in the aggregate amount of $1,550,000, $400,000 of which had been received as of March 31, 2001. The final payment of $1,150,000 was due on April 24, 2001. The Irvine facility landlord did not pay the final payment when due, but did make partial payments of $150,000 in April 2001 and $300,000 in May 2001. The Company has recorded a Confession of Judgement, previously agreed to by the landlord, which confirms the amount is owned and no counter claims exist. Certain officers/owners of the landlord also personally guaranteed the payment. The Company is taking actions to collect the amount due against the landlord and those who personally guaranteed the debt and believes the remaining $700,000 will be collected. In addition to the early lease termination incentives received from its current landlord, a third party paid the Company $300,000 to accelerate the vacating of a portion of the lease space. The cash incentive fees received will be used to pay for the cost of moving and constructing leasehold improvements at the Company's new facilities.

    The net gain on relocation of $426,000 recorded in the current period is comprised of cash incentives of $1,850,000 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236,000 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write-off of assets of $662,000 consisting principally of leasehold improvements, costs associated with the physical move of $200,000, unabsorbed overhead incurred during the period of reduced production of $300,000 and costs related to temporary production facilities of $498,000. Unpaid costs of $550,000 at March 31, 2001 are included in accrued relocation liabilities. Incentive fees not yet received at March 31, 2001 of $1,150,000 are included in relocation receivable.

    In conjunction with the early lease termination the Company entered into a lease during October 2000 for a 52,000 square foot facility in Rancho Santa Margarita, California. This new lease expires in February 2011 and contains a five-year renewal option. The lease provides for initial monthly payments, commencing February 2001, of approximately $34,000 with annual increases, based on the Consumer Price Index, but in no event less than 3% or more than 5% per annum. A letter of credit in the amount of $300,000 was posted as a security deposit for this lease with the Company pledging as collateral a certificate of deposit in a like amount. The security deposit is to be reduced to $195,000 and $90,000 during February 2002 and 2003, respectively, based on provisions contained in the lease. The new landlord agreed to reimburse the Company $156,000 for leasehold improvements, which is included in the relocation receivable at March 31, 2001. Costs for the construction of improvements totaled approximately $1,800,000 of which $750,000 is included in accrued relocation liabilities at March 31, 2001.

    In November 2000 the Company entered into a lease for an additional 23,000 square foot facility in Irvine, California for storage of finished goods inventory. This lease expires in January 2006 and contains a five-year renewal option. The lease provides initial monthly payments commencing January 2001, of approximately $12,000, increased 3% annually. The lease required a security deposit of $30,000 and prepayment of approximately $37,000 representing the first, thirteenth and twenty-fifth months' rent.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three and nine month periods ending March 31, 2001 with the three and nine month periods ended March 31, 2000. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
---------------------

The Company incurred a net loss of $627,000, or $.17 basic and diluted net loss per share, for the three months ended March 31, 2001 compared to a net loss of $415,000, or $.12 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the nine months ended March 31, 2001, the Company incurred a net loss of $1,558,000, or $.43 basic and diluted net loss per share, compared to a net loss of $2,384,000, or $.68 basic and diluted net loss per share, for the nine months ended March 31, 2000.

The net loss for the three and nine months ended March 31, 2001 after eliminating non-recurring items was $753,000 and $1,684,000, respectively, or $.21 and $.47 per share. The net loss for the three and nine months ended March 31, 2000 after eliminating non-recurring items was $415,000 and $1,350,000, respectively, or $.12 and $.39 per share.

In March 2001, the Company identified slow moving and obsolete inventory of $300,000 that consisted of custom tubing packs and other items that the Company wrote off in conjunction with the relocation to its new facilities. This charge is included in cost of sales during the current period. Also in March 2001 the Company recorded a net gain on relocation of $426,000. This gain is comprised of cash incentives of $1,850,000 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236,000 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write off of assets of $662,000 consisting principally of leasehold improvements, costs associated with the physical move of $200,000, unabsorbed overhead incurred during the period of reduced production of $300,000 and costs related to temporary production facilities of $498,000. The Company completed its use of the temporary facilities in April 2001.

In the fiscal 2000 periods the non-recurring charges included $429,000 related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 severance from the Company's reduction in force in September, 1999. The $95,000 severance included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs.

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

Excluding non-recurring items, the primary factor causing the increase in losses for the periods in 2001 as compared to 2000 was the shift in product mix from products with higher gross margins to the oxygenator which carries a lower gross margin. However, the Company has continued to improve the oxygenator gross profit margins. The periods in fiscal 2001 have also been burdened with production inefficiencies caused by the relocation, the use of temporary production facilities and the start up of the new production facility.

The Company had sales of $4,519,000 for the quarter ended March 31, 2001 compared to sales of $4,422,000 for the comparable quarter in the prior fiscal year. For the nine months ended March 31, 2001, the Company had sales of $13,296,000 compared to sales of $13,370,000 for the nine months ended March 31, 2000. Although net sales for the three and nine month periods ended March 31, 2001 are comparable to the prior fiscal year periods, they include a general reduction of sales volume of 10% to 20% across all product lines, except for oxygenator sales, which increased 46%.

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

Oxygenator sales were $1,492,000 for the three months ended March 31, 2001 compared to $1,014,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, oxygenator sales were $3,899,000 compared to $2,676,000 for the comparable period in the prior fiscal year. The sales increase resulted from additional market penetration by the VisionTM oxygenator which was introduced in August, 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross  profit  decreased  to   $1,007,000  (after  adjustment   for   previously
discussed non-recurring items) for the three months ended March 31, 2001 compared to $1,319,000 for the three months ended March 31, 2000. For the nine months ended March 31, 2001, gross profit was $3,374,000 compared to $3,654,000 (after adjustment for previously discussed non-recurring charges) for the nine months ended March 31, 2000. The primary factors in the gross profit decrease was the increase in margins on oxygenators, offset by the shift in product mix to oxygenators from other products with higher margins and production inefficiencies caused by the Company's relocation to new facilities in January 2001 and the use of temporary production facilities in the quarter ended March 31, 2001.

Research and development expenses for the nine months ended March 31, 2001 were $747,000 compared to $900,000 for the comparable period in the prior year. The decrease in expense from the comparable period in the prior year resulted from the staff reduction and discontinuation of the Company's infusion pump business, both of which occurred in September, 1999.

Selling and marketing expenses for the three months ended March 31, 2001 were $997,000 compared to $1,072,000 for the three months ended March 31, 2000. Selling and marketing expenses for the nine months ended March 31, 2001 were $3,024,000 compared to $2,961,000 for the nine months ended March 31, 2000 (after adjustment to remove $164,000 in nonrecurring charges incurred in the quarter ended September 1999, consisting of $24,000 severance, $133,000 write-down of field inventories, and $7,000 write-down of discontinued infusion pumps in field inventory.)

General and administrative expenses for the three months ended March 31, 2001 were $447,000 compared to $486,000 for the three months ended March 31, 2000.

For the nine month period ending March 31, 2001, general and administrative expenses were $1,296,000 compared to $1,284,000 for the nine month period ended March 31, 2000 (after adjustment to remove 1999 non-recurring costs).

The non-recurring general and administrative costs included $294,000 in severance and other costs related to the resignation the Company's chief executive, Jack W. Brown, in September, 1999. An employment agreement between the Company and Mr. Brown provides for Mr. Brown's continued compensation by the Company until September 15, 2001 at an annual salary of $100,000, for which the Company recorded in September 1999 a $225,000 charge including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

The non-recurring general and administrative costs for nine months ended March 31, 2000 also included a charge of $282,000 relating to the Company's ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September, 1999. In addition, the period included $56,000 in severance related to the September, 1999 reduction in force.

Liquidity and Capital Resources:
-------------------------------

For  the  nine  months  ended  March  31,  2001  net  cash  used  by   operating
activities was $1,748,000 compared to net cash used by operating activities of $1,005,000 for the nine months ended March 31, 2000.

The increased use of cash by operating activities, when compared to the comparable period in the prior fiscal year, results primarily from the increase in inventory produced in anticipation of the Company's relocation to its new operating facility, the cost of temporary production facilities, and an increased operating loss in the current period.

The financial incentives remaining to be received for the early termination of the lease on the Irvine facility combined with the reimbursement of tenant improvements to be received from the current landlord should be sufficient to cover the remaining costs associated with the relocation. Effective December 26, 2000 the Company entered into a $2,000,000 three year revolving line of credit agreement with Heller Healthcare Finance, Inc. Advances are secured by the operating assets of the Company and bear interest at prime (8.5% at March 31, 2001) plus 2%. The Company believes its current financing source, the financial incentives remaining to be received and planned inventory reductions, will be sufficient to cover its cash requirements through the fiscal year 2002, however, this is based on factors over which the Company may have little or no control. If the Company is unable to reduce its current level of operating losses or is unable to achieve its planned inventory reductions, it will require additional sources of funding. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company.

PART II  -  OTHER INFORMATION
-------     -----------------


ITEM 6.  -  Exhibits and Reports on Form 8-K
------      --------------------------------

  a.       Exhibits

              None

  b.       Reports on Form 8-K

              None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                                 GISH BIOMEDICAL, INC.





Date:    May 15, 2001                            /s/ Leslie M. Taeger
                                                 -----------------------------
                                                 Leslie M. Taeger
                                                 Vice President/CFO