Form 10KSB
period 2001-06-30
GISH BIOMEDICAL INC
filed 2001-09-27
CIK 700945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE  SECURITIES  EXCHANGE ACT OF
     1934
     For the fiscal year ended June 30, 2001
                               -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-10728

                              GISH BIOMEDICAL, INC.
                 (Name of Small Business Issuer in Its Charter)

           CALIFORNIA                                         95-3046028
---------------------------------                        ---------------------
(State or other jurisdiction of                             (IRS Employer
 incorporation or organization)                           Identification No.)

                               22942 Arroyo Vista
                        Rancho Santa Margarita, CA 92688
     -----------------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

          Issuer's Telephone Number, Including Area Code: (949)635-6200
          -------------------------------------------------------------

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

Check  if  there is  no disclosure  of  delinquent  filers in  response  to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Issuer's revenues for the fiscal year ended June 30, 2001 were approximately $18,017,000.

As of September 17, 2001 there were 3,592,145 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ SmallCap Market of $1.00 on September 17, 2001 was approximately $2.2 million.

Transitional Small Business Disclosure Format   Yes   No X
                                                   ---  ---

DOCUMENTS INCORPORATED BY REFERENCE
     Document          Where Incorporated
     --------          ------------------

       None.

                              GISH BIOMEDICAL, INC.

                                      INDEX



Part I:                                                                                Page

         Item 1.  Description of Business                                                 3
         Item 2.  Description of Property                                                14
         Item 3.  Legal Proceedings                                                      15
         Item 4.  Submission of Matters to a Vote of Security Holders                    15

Part II:

         Item 5.  Market for Common Equity and Related Stockholder Matters               16
         Item 6.  Management's  Discussion  and  Analysis of Financial Condition
                  and Results of Operations                                              16
         Item 7.  Financial Statements                                                   20
         Item 8.  Changes in and Disagreements With  Accountants  on  Accounting
                  and Financial Disclosure                                               35

Part III:

         Item 9.  Directors,  Executive Officers, Promoters and Control Persons;
                  Compliance with Section 16(a) of the Exchange Act                      36
         Item 10. Executive Compensation                                                 37
         Item 11. Security Ownership of Certain Beneficial Owners and Management         40
         Item 12. Certain Relationships and Related Transactions                         41

Part IV:

         Item 13. Exhibits and Reports on Form 8-K                                       42


                                     PART I

ITEM  1.   DESCRIPTION OF BUSINESS

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

GENERAL

Gish Biomedical, Inc. ("Gish" or the "Company"), a California corporation, was founded in 1976 to design, produce and market innovative specialty surgical devices. The Company develops and markets its innovative and unique devices for various applications within the medical community. The Company operates in one industry segment, the manufacture of medical devices, which are marketed through direct sales representatives and distributors domestically and through international distributors. All of Gish's products are single use disposable products or have a disposable component. The Company's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.

PRODUCTS

Following is a brief description of Gish's present principal products.

Custom Cardiovascular Tubing Systems - During open-heart surgery, the patient's blood is diverted from the heart through sterile plastic tubing and various other devices to an oxygenator device, which oxygenates the blood before it is returned to the patient. Each hospital performing open-heart surgery specifies the components to be included in its custom tubing sets, based on the particular needs of its surgical team. The complexity of the sets varies from simple tubing systems to all-inclusive operating packs. The packs usually include blood filters, gas filters, reservoirs used to collect blood lost during surgery and other components. Gish produces custom tubing sets using clear MediflexTM tubing. Such components are assembled in the Gish clean room, sterilized and then shipped either to the hospital or to one of Gish's specialty distributors which service such hospitals. The Company also assembles custom tubing sets for several competitive medical device manufacturers under private label agreements.

Custom  tubing  set  sales  were  approximately  $4,294,000  and   $4,985,000 in
fiscal 2001 and 2000, respectively (equal to 24% and 28% of net sales, respectively, in each of such years).

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

Cardiotomy sales were approximately $795,000 and $825,000 for fiscal years ended June 30, 2001 and 2000 respectively (equal to 4% and 5% of net sales, respectively, in each of such years).

Vision(TM) Oxygenator - An oxygenator enables gas exchange of oxygen and carbon dioxide and also regulates the temperature of the patient's blood.

As a life sustaining device used during open-heart surgery, the oxygenator is a key component of the bypass circuit. Vision is assembled in Gish's clean room using state of the art equipment and biocompatible materials, and then each unit is leak tested before shipment.

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

The Company's Vision oxygenator was sold in selected accounts both domestically and internationally for the first half of fiscal 1998. The Company made its full market release of this product for sale in January 1998. The Company believes that the Vision oxygenator's superior air handling capabilities provides the Company with a competitive advantage in the oxygenator market place.

Oxygenator  sales  were   approximately   $5,516,000  and  $3,642,000  in fiscal
2001 and 2000, respectively (equal to 31% and 21% of net sales, respectively, in each of such years).

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

The CAPVRF45 is a perioperative device, capable of operating in both the Operating Room and Recovery Room. Following surgery, through a simple conversion process, the CAPVRF45 collects blood shed from the chest cavity and removes unwanted debris before the filtered blood is reinfused back into the patient. Blood recovery and autotransfusion through the CAPVRF45's closed system limits hospital staff exposure to potential blood infections. Recovered blood may be reinfused continuously, intermittently, or not at all, in support of all patients' religious beliefs, including Jehovah's Witnesses. The CAPVRF45's dual role means fewer homologous blood products are needed, further reducing surgical costs and improving patient safety.

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

Cardioplegia system sales were approximately $2,313,000 and $2,615,000 for fiscal years 2001 and 2000, respectively (equal to 13% and 15% of net sales, respectively, in each of such years).

Oxygen Saturation Monitor - In February 1992, the Company introduced a digital blood saturation monitor for open-heart surgery, the StatSatTM. The StatSat is an electronic device which measures the oxygen content of the patient's blood during surgery. These readings are taken continuously and the StatSatTM plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery which is only provided by Gish in its custom tubing systems.

Critical Care Central Venous Access Catheters and Ports - Gish's HemedTM central venous access catheter systems have applications in hyper-alimentation, chemotherapy, and long-term vascular access. These long-term indwelling catheters are surgically implanted to provide direct access to the central venous system for high protein intravenous solutions needed by patients having nonfunctional digestive systems and for rapid dilution and dispersion of highly concentrated drug administration in chemotherapy for cancer.

The product line includes sterile single, dual and triple lumen catheters and accessories sold in kits. The triple lumen catheter which permit three substances to be administered through the same catheter was introduced during fiscal 1997. In 1993, the Company introduced an enhancement to its Hemed catheter line, the CathCapTM. The CathCap reduces the risk of infection at the injection site by continually bathing the injection cap in an antimicrobial solution between injections.

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

Catheter  and  port  sales  were  approximately  $930,000  and   $1,050,000  for
fiscal year 2001 and 2000, respectively (equal to 5% and 6% of net sales, respectively, in each of such years).

Orthofuser - The patented OrthofuserTM is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

Orthofuser  sales  were  approximately  $1,304,000  and  $1,414,000  for  fiscal
years  2001  and  2000,   respectively  (equal  to  7%  and  8%  of  net  sales,
respectively, in each of such years).

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

Following the enactment of the Medical Device Amendments of 1976 to the Act ("Amendments"), the FDA classified medical devices in commercial distribution at the time of enactment into one of three classes --Class I, II, or III. This classification is based on the controls necessary to reasonably ensure the safety and effectiveness of medical devices. Class I devices are those whose safety and effectiveness can reasonably be ensured through general controls, such as labeling, the pre-market notification ("510(k)") process, and adherence to FDA-mandated good manufacturing practices ("GMP") and Quality System Regulations. Class II devices are those whose safety and effectiveness can reasonably be ensured through the use of general controls together with special controls, such as performance standards, post-market surveillance, patient registries, and FDA guidelines. Generally, Class III devices are devices that must receive pre-market approval by the FDA to ensure their safety and effectiveness. They are typically life-sustaining, life-supporting, or implantable devices, and also include most devices that were not on the market before May 28, 1976 and for which the FDA has not made a finding of substantial equivalence based upon a 510(k).

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

Gish believes all of its present products are in compliance in all material respects with all applicable performance standards as well as good manufacturing practices, record keeping and reporting requirements in the production and distribution of such products. Most of Gish's products have been determined by the FDA to be devices substantially similar to devices marketed by others prior to May 28, 1976, the effective date of the Amendments, and marketing of them has been authorized pending the classification by the FDA of such products. Gish does not anticipate any significant difficulty or material cost increases in complying with applicable performance standards if any such products were to be classified in Class II by the FDA. If the FDA were to classify use of Gish's cardiovascular or catheter products as Class III products, pre-marketing clinical testing and evaluation would be required in order to obtain FDA approval for the sale of such products.

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

Gish's research and development expenditures for the years ended June 30, 2001 and 2000 were $1,107,000 and $1,180,000, respectively.

Marketing and Distribution

The Company introduced the Vision Oxygenator to those domestic geographic regions which are represented by direct salespersons and distributors who did not market a competitive oxygenator in the third quarter of fiscal 1998.

Internationally,   the   Company   is    represented    by   specialty   medical
distributors in over fifty countries around the world. The Company's international sales represented 19.4% of total sales in fiscal 2001 (19.8% in fiscal 2000). International sales of the Company's new Vision Oxygenator commenced in September 1997.

Gish has increased its marketing support of its distribution system over the past few years through increased sales management personnel, technical support, trade advertising, collateral materials and participation in medical conferences. The Company has not experienced, and does not expect to experience sales of the Company's products to be subject to seasonality in any material respect.

Components and Parts

Gish purchases components for its various products from vendors who sell such components generally to the medical device industry. Most components for the Company's proprietary products are manufactured from tooling owned by the Company. Other components are manufactured by outside suppliers in accordance with the Company's specifications.

Certain components of the Company's custom tubing sets are purchased from competitors. Gish has not experienced difficulty in obtaining such components in the past and believes adequate sources of supply for such items are available on reasonable terms.

Membrana GmbH is a principle supplier of the Company and provides polyester wrap thread for use in the Vision(TM) Oxygenator.

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

The Company is obligated to pay royalties on several of its products. The Company's aggregate royalty expenses were $29,000 and $31,000 for the years ended June 30, 2001 and 2000, respectively.

Working Capital and Financing of Operations

Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

Effective December 26, 2000 the Company entered into a $2,000,000 three-year revolving line of credit agreement with Heller Healthcare Finance, Inc. Advances are secured by the operating assets of the Company and bear interest at prime (6.75% at June 30, 2001) plus 2%.

At June 30, 2001,  the amount owed on the revolving line of credit was $795,000.

Customer Information

The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 2001, the Company believes it has no significant concentrations of credit risk.

One sales representative organization comprised 11% of the Company's net sales in fiscal 2001 and 12% in fiscal 2000. The Company believes that the loss of this sales representative organization would not have a material effect on its business.

BACKLOG

Almost all of Gish's products are repetitive purchase, single use, disposable products, which are shipped shortly after receipt of a customer's purchase order. Therefore, Gish believes that the Company and its distributors generally maintain an adequate finished goods inventory to fulfill the customer's needs on demand. Accordingly, Gish believes that the backlog of orders at any given point in time is not indicative of the Company's future level of sales.

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

Employees

As of June 30, 2001, Gish had 161 full-time employees, of whom 21 were engaged in sales and sales management, 111 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees are represented by a labor union.

International Operations

Sales to foreign customers, primarily in Europe and Asia, were approximately $3,491,000 and $3,518,000 in the years ended June 30, 2001 and 2000, respectively (equal to 19.4% and 19.8% of net sales, respectively, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

RISK FACTORS

The  following  factors  should  be  considered  carefully  in  evaluating   the
Company and its business:

This Report on Form 10-KSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) failure of the Company's Vision oxygenator to meet sales expectations, (ii) continued downward pricing pressures in the Company's targeted markets, (iii) the continued acquisition of the Company's customers by certain of its competitors, and (iv) the uncertain success of the Company's direct sales force in certain geographic territories. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-KSB.

Liquidity

We have reported net losses in the last five fiscal years and expect to continue to report net losses through at least the fiscal year ending June 30, 2002. Although our revenue has increased from fiscal year 2000 to 2001, we cannot assure you that our revenue will be maintained at the current level or increase in the future, and we may never achieve sustained profitability.

Based on our current operating plan, we believe our existing cash together with cash forecasted to be generated by operations and from borrowings under our existing revolving line of credit will be sufficient to meet our cash requirements until at least June 30, 2002. If events or circumstances occur such that the financial performance embodied in our operating plan is not achieved, we will be required to seek additional debt or equity financing or obtain cash through the sale of assets. However, no assurance can be given that additional financing will be available on acceptable terms or at all or that any potential asset sale will occur. These conditions raise substantial doubt about our ability to continue as a going concern. The report of our independent auditors contains an explanatory paragraph that highlights this uncertainty.

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

Risk of Declining Average Selling Prices

The Company is currently facing and may continue to face increasing pricing pressures from its current and future competitors, especially from competitors in the cardiovascular surgery products market. As a result of such pressures, the Company has been forced to lower the prices of certain of its products in order to maintain market share. There can be no assurance that the Company will be able to maintain its market share in the cardiovascular surgery products market in the face of continuing pricing pressures. Over time, the average selling prices for the Company's products may continue to decline as the markets for these products continue to become more competitive. Any material reduction in the prices for the Company's products would negatively affect the Company's gross margin and would require the Company to increase unit sales in order to maintain net sales.

Dependence on International Sales

International net revenues accounted for approximately 19.4% and 19.8% of the Company's total net sales in fiscal 2001 and 2000, respectively. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company's products to international customers. The foregoing factors could reduce international sales of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

Risk of Market Withdrawal or Product Recall

Complex medical devices, such as the Company's products, can experience performance problems in the field that require review and possible corrective action by the manufacturer. Similar to many other medical device manufacturers, the Company periodically receives reports from users of its products relating to performance difficulties they have encountered. The Company expects that it will continue to receive customer reports regarding the performance and use of its products. Furthermore, there can be no assurance that component failures, manufacturing errors or design defects that could result in an unsafe condition or injury to the patient will not occur. If any such failures or defects were deemed serious, the Company could be required to withdraw or recall products, which could result in significant costs to the Company. The Company has in the past undertaken a voluntary recall of its ambulatory infusion pumps. There can be no assurance that market withdrawals or product recalls will not occur in the future. Any future product problems could result in market withdrawals or recalls of products, which could have a material adverse effect on the Company's business, financial condition or results of operations.

There can be no assurance that the Company will be able to successfully take corrective actions if required, nor can there be any assurance that any such corrective actions will not force the Company to incur significant costs. In addition, there can be no assurance any future recalls will not cause the Company to face increasing scrutiny from its customers, which could cause the Company to lose market share or incur substantial costs in order to maintain existing market share.

Risks Associated with Extensive Government Regulation

The manufacture and sale of medical devices, including products currently sold by the Company and the Company's other potential products, are subject to extensive regulation by numerous governmental authorities in the United States, principally the FDA, and corresponding state agencies, such as the CDHS. In order for the Company to market its products for clinical use in the United States, the Company must obtain clearance from the FDA of a 510(k) pre-market notification or approval of a more extensive submission known as a pre-market approval ("PMA") application. In addition, certain material changes to medical devices also are subject to FDA review and clearance or approval. The process of obtaining FDA and other required regulatory clearances and approvals is lengthy, expensive and uncertain, frequently requiring from one to several years from the date of FDA submission if pre-market clearance or approval is obtained at all. Securing FDA clearances and approvals may require the submission of extensive clinical data and supporting information to the FDA.

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

Regulatory clearances or approvals, if granted, may include significant limitations on the indicated uses for which the product may be marketed. In addition, to obtain such clearances or approvals, the FDA and certain foreign regulatory authorities impose numerous other requirements with which medical device manufacturers must comply. FDA enforcement policy strictly prohibits the marketing of cleared or approved medical devices for uncleared or unapproved uses. In addition, product clearances or approvals could be withdrawn for failure to comply with regulatory standards or the occurrence of unforeseen problems following the initial marketing. The Company will be required to adhere to applicable FDA GMP regulations and similar regulations in other countries, which include testing, control, and documentation requirements. Ongoing compliance with GMP and other applicable regulatory requirements will be monitored through periodic inspections by federal and state agencies, including FDA and CDHS, and by comparable agencies in other countries. Failure to comply with applicable regulatory requirements, including marketing products for unapproved uses, could result in, among other things, warning letters, fines, injunctions, civil penalties, recall or seizure of products, total or partial suspension of production, refusal of the government to grant pre-market clearance or pre-market approval for devices, withdrawal of clearances or approvals and criminal prosecution. Changes in existing regulations or adoption of new governmental regulations or policies could prevent or delay regulatory approval of the Company's products.

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

Dependence on Vendors

The Company has various "sole source" vendors who supply key components for the Company's products. While the Company believes alternate supply sources could be developed, the Company could incur significant costs to obtain alternate components. The alternate components could also require regulatory approval, the denial or delay of which, could adversely affect the Company's ability to provide products to its customers.

Dependence Upon Key Personnel

The Company is dependent upon a number of key management and technical personnel. The loss of the services of one or more key employees could have a material adverse effect on the Company. The Company's success will also depend on its ability to attract and retain additional highly qualified management and technical personnel. The Company faces intense competition for qualified personnel, many of whom are often subject to competing employment offers, and there can be no assurance that the Company will be able to attract and retain such personnel.

Risks Associated with Healthcare Reform Proposals

Political, economic and regulatory influences are subjecting the healthcare industry in the United States to fundamental change. Potential reforms proposed over the last several years have included mandated basic healthcare benefits, controls on healthcare spending through limitations on the growth of private health insurance premiums and Medicare and Medicaid spending, the creation of large insurance purchasing groups and fundamental changes in the healthcare delivery system. In addition, some states in which the Company operates are also considering various healthcare reform proposals. The Company anticipates that federal and state governments will continue to review and assess alternative healthcare delivery systems and payment methodologies and public debate of these issues will likely continue in the future. Due to uncertainties regarding the ultimate features of reform initiatives and their enactment and implementation, the Company cannot predict which, if any, of such reform proposals will be adopted, when they may be adopted or what impact they may have on the Company, and there can be no assurance that the adoption of reform proposals will not have a material adverse effect on the Company's business, operating results or financial condition. In addition, the actual announcement of reform proposals and the investment community's reaction to such proposals, as well as announcements by competitors and third-party payors of their strategies to respond to such initiatives, could produce volatility in the trading and market price of Gish's common stock.

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

ITEM 2.  DESCRIPTION OF PROPERTY

Gish's office and manufacturing facilities are located in Rancho Santa Margarita, California in a building containing approximately 52,000 square feet of space under a lease which expires in February 2011. Within this facility, Gish has constructed a clean room for the assembly of its products which meet all requirements under applicable federal and state GMP regulations.

Gish's finished goods storage facility is located in Irvine, California in a building containing approximately 23,000 square feet of space under a lease which expires in January 2006.

In managements' opinion, the above properties are adequately covered by insurance.

ITEM 3.  LEGAL PROCEEDINGS

The Company is not a party to any legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the fiscal year ended June 30, 2001.

                                     PART II

ITEM 5.  MARKET  FOR  COMMON  EQUITY  AND  RELATED  STOCKHOLDER  MATTERS

The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol "GISH". The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported by NASDAQ.

                               Fiscal 2001                     Fiscal 2000

Quarter ended            High              Low            High             Low
------------------------------------------------------------------------------

September 30          $  2.55           $  2.13        $  3.50         $  2.63
December 31              2.25               .81           3.75            2.13
March 31                 1.94               .84           5.69            2.75
June 30                  1.57              1.00           3.00            2.00

The Company has not previously paid any dividends on its common stock and does not anticipate that it will do so in the foreseeable future. As of September 17, 2001, there were approximately 227 holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS:

Year Ended June 30, 2001 vs. Year Ended June 30, 2000

The Company incurred a net loss of $2,892,000, or $.81 basic and diluted net loss per share, for the fiscal year ended June 30, 2001, compared to a net loss of $2,847,000, or $.81 basic and diluted net loss per share, for the fiscal year ended June 30, 2000.

In March 2001, the Company identified slow moving and obsolete inventory of $300,000 that consisted of custom tubing packs and other items that the Company wrote off in conjunction with the relocation to its new facilities. This charge is included in cost of sales during the current period. Also in fiscal 2001, the Company recorded a net gain on relocation of $125,000. This gain is comprised of cash incentives of $1,850,000 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236,000 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write-off of assets of $662,000 consisting principally of leasehold improvements, costs associated with the physical move of $297,000, unabsorbed overhead incurred during the period of reduced production of $400,000, costs related to temporary production facilities of $390,000 and other costs associated with the relocation of $214,000. The Company completed its use of the temporary facilities in April 2001.

In the fiscal 2000 periods the Company incurred non-recurring charges which included $429,000 related to the discontinuance of the Company's infusion pump business, $294,000 in severance and costs related to the resignation of the Company's chief executive, obsolete inventory write-offs of $83,000 for custom tubing packs, $133,000 write-down of field inventories, and $95,000 severance from the Company's reduction in force in September, 1999. The $95,000 severance included $24,000 charged to selling and marketing expense, $15,000 charged to research and development, and $56,000 charged to general and administrative costs.

In September 1999, the Company concluded that its ambulatory infusion pump business was not viable due to the large number of competitive models available and the downward trend in market pricing of both hardware and disposable pump products. Consequently, the Company discontinued development of a new infusion pump then under development, and wrote-off inventory and other assets associated with the infusion pump product line.

The $429,000 charge related to the discontinuance of the infusion pump business included $140,000 in obsolete inventories charged to cost of sales, $7,000 charged to selling and marketing for obsolete field inventories, and $282,000 charged to general and administrative expenses, which included the write-off of capitalized software development costs for the infusion pump product previously under development.

Excluding non-recurring items, a significant factor causing the increase in losses for the period in 2001 as compared to 2000 was the shift in product mix from products with higher gross margins to the oxygenator which carries a lower gross margin. However, the Company has continued to improve the oxygenator gross profit margins. The periods in fiscal 2001 have also been burdened with production inefficiencies caused by the relocation, the use of temporary production facilities and the start up of the new production facility.

Net sales increased to $18,017,000 for the year ended June 30, 2001 from $17,741,000 for the year ended June 30, 2000. The $276,000 net increase included a $1,874,000 increase in sales of oxygenators partly offset by a $30,000 decrease in sales of cardiotomy reservoirs, a $302,000 decrease in sales of cardioplegia products, and a $691,000 decrease in sales of custom tubing sets.

The reduction in sales of products, other than oxygenators, resulted from factors which include a loss of market share in these products to other competitors, a shift in customer purchasing patterns from separate components to integrated oxygenator systems which include those components, and the increasing percentage of open-heart surgeries which are performed without stopping the heart. A majority of the Company's sales are derived from products used in the open-heart bypass circuit, which is employed when a patient's heart is stopped during cardiac surgery.

Oxygenator sales were $5,516,000 in the fiscal year ended June 30, 2001, compared to $3,642,000 for the fiscal year ended June 30, 2000. The sales increase resulted from additional market penetration by the Vision(TM) oxygenator which was introduced in August 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $4,300,000 (after adjustment for previously discussed non-recurring items) for the fiscal year ended June 30, 2001, compared to $4,712,000 for the fiscal year ended June 30, 2000. The primary factors in the gross profit decrease was the increase in margins on oxygenators, offset by the shift in product mix to oxygenators from other products with higher margins and production inefficiencies caused by the Company's relocation to new facilities in January 2001, the use of temporary production facilities and the start up of the new production facility.

Research and development expenses for the fiscal year ended June 30, 2001 were $1,107,000 compared to $1,180,000 for the comparable period in the prior year. The decrease in expense from the comparable period in the prior year resulted from the staff reduction and discontinuation of the Company's infusion pump business, both of which occurred in September 1999.

Selling and marketing expenses for the fiscal year ended June 30, 2001 were $4,132,000 compared to $3,925,000 for the fiscal year ended June 30, 2000 (after adjustment to remove $164,000 in nonrecurring charges incurred in the quarter ended September 1999, consisting of $24,000 in severance, $133,000 write-down of field inventories, and a $7,000 write-down of discontinued infusion pumps in field inventory.)

For the fiscal year ended June 30, 2001, general and administrative expenses were $1,765,000 compared to $1,618,000 for the fiscal year ended June 30, 2000 (after adjustment to remove 1999 non-recurring costs, which adjustments are further described below).

The non-recurring general and administrative costs included $294,000 in severance and other costs related to the resignation of the Company's former chief executive, Jack W. Brown, in September 1999. An employment agreement between the Company and Mr. Brown provides for Mr. Brown's continued
compensation by the Company until September 15, 2001 at an annual salary of $100,000, for which the Company recorded in September 1999 a $225,000 charge, including fringe benefits. As part of the agreement, Mr. Brown also received forgiveness of debt of $54,000 and title to a former company automobile valued at $15,000.

The non-recurring general and administrative costs for fiscal 2000 also included a charge of $282,000 relating to the Company's ambulatory infusion pump product previously under development. The charge included the write-off of capitalized software development costs for the new pump. Product development activities for the pump ceased in September 1999. In addition, the period included $56,000 in severance related to the September 1999 reduction in force.

Liquidity and Capital Resources
At June 30, 2001, the Company had cash of $110,000.

For the fiscal year ended June 30, 2001 net cash used in operating activities was $632,000 compared to net cash used in operating activities of $1,665,000 for the fiscal year ended June 30, 2000. Cash flows from operating activities for the year ended June 30, 2000 increased compared to the prior year due primarily to the reduction in accounts receivable and inventories, offset by a reduction in accounts payable. The $313,000 loss on disposal of fixed assets in fiscal 2000 consisted primarily of a $266,000 charge in September 1999 for software development costs associated with the Company's discontinued ambulatory infusion pump and MyoManager product lines.

Net cash used by investing activities for the fiscal year ended June 30, 2001 was $1,530,000 compared to net cash used by investing activities of $34,000 for the year ended June 30, 2000. The increase in cash used by investing activities compared to the prior year resulted primarily from capital improvements made to the Company's new operating facility which was completed in fiscal 2001, and increased lease security deposits required by the Company's new facility leases.

For the year ended June 30, 2001 net cash provided by financing activities was $795,000 compared to net cash provided by financing activities of $384,000 for the year ended June 30, 2000. The increase in net cash provided by financing activities over the prior year is due to the net borrowings on its revolving line of credit obtained in fiscal 2001.

In December 2000 the Company entered into a $2,000,000 three-year revolving line of credit agreement. Advances are secured by the operating assets of the Company and bear interest at prime (6.75% at June 30, 2001) plus 2%. At June 30, 2001 the Company had borrowed $795,000 under the revolving line of credit and was entitled to borrow an additional $784,000 under this line based on outstanding eligible accounts receivables.

Under its current operating plan, the Company believes its existing cash together with cash forecasted to be generated by operations and from borrowings under the existing revolving line of credit will be sufficient to meet the Company's cash requirements through fiscal 2002. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, it will require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential asset sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at June 30, 2001 presented elsewhere in this Form 10-KSB does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

ITEM 7.  FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying balance sheet of Gish Biomedical, Inc. as of June 30, 2001, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gish Biomedical, Inc. at June 30, 2001 and the results of its operations and its cash flows for each of the two years in the period ending June 30, 2001, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Gish Biomedical, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements the Company has incurred recurring losses and has limited available cash resources at June 30, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                     /s/ ERNST & YOUNG LLP
                                                     ---------------------
                                                     ERNST & YOUNG LLP



Orange County, California
August 30, 2001

                              GISH BIOMEDICAL, INC.

                                  BALANCE SHEET

                               As of June 30, 2001
                             (dollars in thousands)

ASSETS
Current assets:
  Cash                                                                $    110
  Accounts receivable, net of allowance for doubtful accounts of $198    2,918
  Relocation receivable                                                    156
  Inventories                                                            6,086
  Prepaid expenses                                                          84
                                                                      --------
    Total current assets                                                 9,354
                                                                      --------

Property and equipment, at cost:
  Leasehold improvements                                                 2,126
  Machinery and equipment                                                1,925
  Molds, dies and tooling                                                3,724
  Vehicles                                                                  66
  Office furniture and equipment                                         1,341
                                                                      --------
    Total property and equipment                                         9,182
  Less accumulated depreciation                                         (6,090)
                                                                      --------
    Net property and equipment                                           3,092
Other assets, net of accumulated patent amortization of $309               493
                                                                      --------
    Total assets                                                      $ 12,939
                                                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                            $    795
  Accounts payable                                                         724
  Accrued compensation and related items
                                                                           553
  Accrued relocation liabilities                                           424
  Other accrued liabilities                                                 16
                                                                      --------
    Total current liabilities                                            2,512
                                                                      --------
Deferred rent                                                               42
Commitments
Shareholders' equity:
  Preferred stock, 1,500,000 shares authorized; no shares outstanding        -
  Common stock, no par value, 7,500,000 shares authorized;
   3,592,145 shares issued and outstanding                              10,532
  Retained earnings (deficit)                                             (147)
                                                                      --------
    Total shareholders' equity                                          10,385
                                                                      --------
     Total liabilities and shareholders' equity                       $ 12,939
                                                                      ========

See accompanying notes.

                              GISH BIOMEDICAL, INC.

                            STATEMENTS OF OPERATIONS

                       Years Ended June 30, 2001 and 2000
                 (In thousands, except share and per share data)


                                                        2001            2000
                                                 ------------------------------

Net sales                                           $  18,017        $  17,741

Cost of sales                                          14,017           13,252
                                                 ------------------------------

  Gross profit                                          4,000            4,489

Operating expenses:

  Selling and marketing                                 4,132            4,089

  Research and development                              1,107            1,180

  General and administrative                            1,765            2,250
                                                 ------------------------------

   Total operating expenses                             7,004            7,519
                                                 ------------------------------

Operating loss                                         (3,004)          (3,030)

Gain on relocation, net                                   125                -

Interest income (expense), net                            (13)             183
                                                 ------------------------------

  Net loss                                           $ (2,892)        $ (2,847)
                                                 ==============================

Net loss per share - basic and diluted               $  (0.81)        $  (0.81)
                                                 ==============================

Basic and diluted weighted average common shares    3,592,145         3,515,661
                                                 ==============================

See accompanying notes.

                              GISH BIOMEDICAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       Years Ended June 30, 2001 and 2000
                        (In thousands, except share data)




                                                                               Accumulated
                                  Common Stock                                    Other
                             Number of                  Note       Retained   Comprehensive
                              Shares       Amount    Receivable    Earnings       Loss         Total
                                                                   (Deficit)

Balance at June 30, 1999    3,470,362    $  10,148   $     (54)    $   5,592     $      -    $  15,686

Exercise of options           121,783          335           -             -            -          335

Write off of note
    receivable from officer         -            -          54             -            -           54

Disgorgement of profits
    under Section 16(b) of
    the Exchange Act                -           49           -             -            -           49

Comprehensive loss:

    Unrealized gains/loss
      securities                    -            -           -             -          (17)         (17)

    Net loss                        -            -           -        (2,847)           -       (2,847)
                                                                                             ---------
Total comprehensive loss            -            -           -             -            -       (2,864)
                            ---------    ---------   ---------     ---------     --------    ---------

Balance at June 30, 2000    3,592,145       10,532           -         2,745          (17)      13,260

Comprehensive loss:

    Unrealized gain/loss
    securities                      -            -           -             -           17           17

    Net loss                        -            -           -        (2,892)           -       (2,892)
                                                                                             ---------
Total comprehensive loss            -            -           -             -            -       (2,875)
                            ---------    ---------   ---------     ---------     --------    ---------

Balance at June 30, 2001    3,592,145    $  10,532   $       -     $   (147)     $      -    $  10,385
                            =========    =========   =========     =========     ========    =========




See accompanying notes.

                              GISH BIOMEDICAL, INC.

                            STATEMENTS OF CASH FLOWS

                       Years Ended June 30, 2001 and 2000
                                 (in thousands)




                                                                        2001            2000
                                                                   -------------------------------
OPERATING ACTIVITIES
   Net loss                                                         $   (2,892)       $ (2,847)
   Adjustments to reconcile net income to net cash provided by operating activities:
      Depreciation                                                         713             869
      Amortization                                                           6               6
      Noncash forgiveness of note receivable from officer                    -              54
      Loss on disposal of assets                                             -             313
      Deferred rent                                                         27             (52)
      Gain on relocation, net                                             (125)              -
      Changes in operating assets and liabilities                        1,639              (8)
                                                                   -------------------------------
Net cash used in operating activities                                     (632)         (1,665)
                                                                   -------------------------------

INVESTING ACTIVITIES
   Maturity of investments                                                 885             605
   Purchases of property and equipment                                  (1,996)           (632)
   Increase of other long-term assets                                     (419)             (7)
                                                                   -------------------------------
Net cash used in investing activities                                   (1,530)            (34)
                                                                   -------------------------------

FINANCING ACTIVITIES
   Net borrowings on line of credit                                        795               -
   Proceeds from exercise of options                                         -             335
   Disgorgement of profits under Section 16(b) of the Exchange
     Act
                                                                             -              49
                                                                   -------------------------------
Net cash provided by financing activities                                  795             384
                                                                   -------------------------------

Net decrease in cash and cash equivalents                               (1,367)         (1,315)

Cash and cash equivalents at beginning of year                           1,477           2,792
                                                                   -------------------------------

Cash and cash equivalents at end of year                            $      110        $  1,477
                                                                   ===============================


See accompanying notes.

                              GISH BIOMEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       Years Ended June 30, 2001 and 2000
                 (In thousands, except share and per share data)


1. Business and Summary of Significant Accounting Policies

The Company develops and markets its innovative and unique devices for various applications within the medical community. The Company operates in one industry segment, the manufacture of medical devices, which are marketed through direct sales representatives and distributors domestically and through international distributors. All of Gish's products are single use disposable products or have a disposable component. The Company's primary markets include products for use in cardiac surgery, myocardial management, infusion therapy, and post operative blood salvage.

The accompanying financial statements have been prepared assuming the Company will remain a going concern. The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

The Company incurred net losses of $2,892 and $2,847, and used $2,271 and $1,657 of cash in financing such losses during the years ended June 30, 2001 and 2000, respectively. As a result, the Company has cash of $110 and a deficit in retained earnings of $147 at June 30, 2001. Based on the Company's current operating plan, management believes existing cash together with cash forecasted by management to be generated by operations and from borrowings under the Company's existing revolving line of credit (Note 2) will be sufficient to meet the Company's cash requirements until at least June 30, 2002. If events or circumstances occur such that the financial performance embodied in the Company's operating plan is not achieved, including a substantial reduction in its current operating losses, the Company would be required to seek additional debt or equity financing or obtain cash through the sale of assets. However, no assurance can be given that additional financing will be available on acceptable terms or at all or that any potential asset sale will occur. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying balance sheet does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

The accounting policies that affect the more significant elements of the accompanying financial statements are summarized below:

Fair Value of Financial Instruments

The fair value of cash, receivables and payables at June 30, 2001 approximate their carrying amount due to the short maturities of these items. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligation approximates fair value.

                              GISH BIOMEDICAL, INC.

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following at June 30, 2001:


         Raw materials                                  $     3,189
         Work in progress                                       647
         Finished goods                                       2,250
                                                    ------------------

         Total inventories                              $     6,086
                                                    ==================

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

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for fiscal 2001 and fiscal 2000 were $144 and $178, respectively.

                              GISH BIOMEDICAL, INC.

1. Summary of Significant Accounting Policies (continued)

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic and diluted net loss per share in loss periods is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential shares of common stock consists of shares of common stock (501,416 shares at June 30, 2001) issuable upon the exercise of stock options.



                                                                    2001                2000
                                                               ----------------------------------
 Numerator:
 Numerator for basic and diluted loss per share                 $  (2,892)         $  (2,847)
                                                               ==================================
 Denominator:
 Denominator for basic net loss per share-weighted-average
     shares
                                                                3,592,145          3,515,661
 Effect of dilutive securities                                          -                  -
                                                               ----------------------------------
 Denominator for diluted net loss per share-adjusted
     weighted-average shares                                    3,592,145          3,515,661
                                                               ==================================
 Net loss per share - basic and diluted                         $    (.81)         $    (.81)


Statement of Cash Flows

Changes in operating assets and liabilities:


                                                                       2001                2000
                                                                  -----------------------------------

           Accounts receivable                                       $     572           $     (61)
           Interest receivable                                               -                 (26)
           Relocation receivable                                          (156)                  -
           Inventories                                                   1,844                (295)
           Other current assets                                             44                 (11)
           Accounts payable                                               (881)                239
           Accrued compensation and related items                          (17)                (25)
           Accrued relocation liabilities                                  424                   -
           Other accrued liabilities                                      (191)                171
                                                                  -----------------------------------
           Net change in operating assets and liabilities            $   1,639           $      (8)
                                                                  ===================================


                              GISH BIOMEDICAL, INC.

                    NOTES TO FINANCIAL STATEMENTS (continued)

1. Summary of Significant Accounting Policies (continued)

The Company paid $5 and $4 in federal and state income tax during the years ended June 30, 2001 and 2000, respectively. The Company paid interest costs of $47 during the year ended June 30, 2001.

During   the  year  ended   June  30,  2000,   the  Company  recognized   a  $17
unrealized   loss  in  its  short-term   investments   that  are  classified  as
available-for-sale. The loss was realized during the year ended June 30, 2001.

Stock Options

The Company has elected to follow Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees" (APB 25) and its related interpretation in accounting for its employee stock options because, as discussed in Note 8, the alternative fair value accounting provided for under FASB Statement No. 123, "Accounting for Stock-Based Compensation", requires use of option valuation models that were not developed for use in valuing employee stock options. Under APB 25, because the exercise price of the Company's employee stock options equals the market price of the underlying stock on the date of grant, no compensation expense is recognized.

2.   Revolving Line of Credit

In December 2000, the Company entered into a $2,000 three-year revolving line of credit agreement. Advances are secured by the operating assets of the Company and bear interest at prime (6.75% at June 30, 2001) plus 2%.

At June 30, 2001, the Company had borrowed $795 under the revolving line of credit and was entitled to borrow an additional $784 under this line based on eligible accounts receivable.

3. Analysis of Reserve Accounts


                                         Balance at      Additions
                                        Beginning of     Charged to                    Balance at
                                           Year           Expense      Deductions      End of Year
                                      -----------------------------------------------------------------------

 Allowance for doubtful accounts:
      June 30, 2001                        $    156       $    60       $     18        $    198
      June 30, 2000                        $     94       $    93       $     31        $    156
 Reserve for inventory:
      June 30, 2001                        $  1,323       $   404       $    877        $    850
      June 30, 2000                        $  1,121       $   495       $    293        $  1,323
 Valuation reserve for deferred tax
      assets:
      June 30, 2001                        $  2,923       $ 1,031       $      -        $  3,954
      June 30, 2000                        $  2,024       $   899       $      -        $  2,923


                              GISH BIOMEDICAL, INC.

4. Benefit Plan

The Company has a Salary Reduction Profit Sharing Plan ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. Total Company contributions to the Plan were $36 and $41 for fiscal years ended June 30, 2001 and 2000, respectively.

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

A reconciliation of the income tax benefit using the federal statutory rate to the book provision for income taxes follows as of years ended June 30:

                                                      2001         2000
                                                 ----------------------------

           Income tax at statutory rate            $  (983)      $  (968)
           State tax, net of federal benefit             -             -
           Other, net                                  (48)           69
           Valuation allowance                       1,031           899
                                                 ----------------------------

                                                   $     -       $     -
                                                 ============================


At June 30, 2001, the Company has unused net operating loss carryforwards of approximately $8,600 and $7,400 for federal and California income tax purposes, respectively. The Company also has research and development tax credit and alternative minimum tax credit carryforwards of approximately $100 and $108 for federal and California tax purposes, respectively. As of June 30, 2001, the valuation allowance fully offsets the Company's net deferred tax assets because management cannot assess that it is more likely than not that they will be utilized.

                              GISH BIOMEDICAL, INC.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at June 30, 2001 and 2000 consist of the following:

                                                        2001           2000
                                                  ------------------------------

       Net operating loss carryforward               $  3,209       $  1,645
       Book over tax depreciation/amortization           (114)           251
       Inventory capitalization                           433            753
       Reserves and accruals                              467            331
       State taxes                                       (251)          (227)
       Tax credit carryforward                            210            170
                                                  ------------------------------

       Total net deferred tax assets                    3,954          2,923
                                                  ------------------------------

       Less valuation allowance                        (3,954)        (2,923)
                                                  ------------------------------

       Net deferred tax assets                       $      -       $      -
                                                  ==============================

6.   Segment Information

The Company operates in one industry segment, the manufacture of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 2001, the Company believes it has no significant concentrations of credit risk. One sales representative organization comprised 11% of the Company's net sales in fiscal 2001 and 12% in fiscal 2000.

Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,491 in 2001 and $3,518 in 2000. All sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

7.   Stock Option Plan

The Company has an Officers, Directors and Key Employee Incentive Plan (the "1981" Plan) authorizing stock options, stock bonuses and cash incentive awards, an Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan - 1987 (the "1987 Plan") authorizing stock options and rights to purchase restricted stock, an Amended 1997 Stock Incentive Plan (the "Amended 1997 Plan") and a Non Qualified Stock Option Agreement (the "2000 Agreement"). Stock options granted under these Plans may be either incentive stock options as defined in the Internal Revenue Code ("incentive options"), or options that do not qualify as incentive options ("non-qualified options"). The number of shares of the Company's common stock approved for issuance under the 1981 Plan, the 1987 Plan, the Amended 1997 Plan and the 2000 Agreement is 487,500, 1,025,000, 500,000 and 190,000, respectively.

                              GISH BIOMEDICAL, INC.

The following table summarizes information about stock options outstanding under the 1981, 1987 and 1997 plans and the 2000 Agreement combined:

                                                              Weighted Average
                                              Number of            Exercise
                                               Shares               Price
                                          -------------------------------------

 Options outstanding at June 30, 1999          471,385              $2.75
      Granted                                  525,000               3.14
      Canceled                                (467,850)              3.02
      Exercised                               (121,785)              2.75
                                          -------------------------------------

 Options outstanding at June 30, 2000          406,750               2.87
      Granted                                  256,000               2.28
      Canceled                                (161,334)              2.68
      Exercised                                      -                  -
                                          -------------------------------------

 Options outstanding at June 30, 2001          501,416              $2.63
                                          =====================================

As of June 30, 2001, 501,416 options are outstanding of which 216,916 are exercisable. Additionally, 200,167 options remain available for grant. During the fiscal year ended June 30, 2001, 84,667 shares available for grant under the 1987 Plan expired. As of June 30, 2000, 232,083 options were exercisable and 379,500 options were available for grant.

The weighted average fair values of options granted were $1.59 and $1.16 in fiscal 2001 and 2000, respectively.

A summary of options outstanding and exercisable as of June 30, 2001 follows:



                                            Weighted-
                                             Average        Weighted-Average                        Weighted-
        Options         Exercise Price       Exercise          Remaining             Options         Average
      Outstanding           Range             Price         Contractual Life      Exercisable     Exercise Price
  ---------------------------------------------------------------------------------------------------------------
         24,000          $1.34 - 1.38          $1.35              9.60                    0             -
        188,500          $2.38 - 2.38          $2.38              9.03               18,000           $2.38
         15,000          $2.56 - 2.69          $2.61              2.20               15,000           $2.56
         46,666          $2.72 - 2.72          $2.72              0.23               46,666           $2.72
         15,000          $2.75 - 2.75          $2.75              2.43               15,000           $2.75
         12,250          $2.81 - 2.81          $2.81              1.99               12,250           $2.81
         10,000          $2.87 - 2.87          $2.87              2.00               10,000           $2.87
        190,000          $3.00 - 3.00          $3.00              8.88              100,000           $3.00


                              GISH BIOMEDICAL, INC.

8.   Accounting for Stock Based Compensation

Adjusted pro forma information regarding net income (loss) and per share amounts, determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123, is required when an enterprise elects the disclosure only provision of that Statement of Financial Accounting Standards. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2001: risk free interest rate of 5.0% a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .95 and a weighted-average expected life of the option of 3.8 years, and 2000: risk free interest rate of 6.3%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .48 and a weighted-average expected life of the option of 3.9 years.

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

Pro forma disclosures required by Statement No. 123 include the effects of all stock option awards granted by the Company from July 1, 1995 through June 30, 2001. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                  2001         2000
                                           ----------------------------

        Pro forma net loss                     $ (3,069)     $ (3,164)

        Pro forma diluted loss per share       $  (.85)      $  (.90)


9.   Early Lease Termination

In October 2000, the Company completed negotiations with its then current landlord to terminate the lease on its Irvine facility that was due to expire in December 2002. Pursuant to the Agreement, the Company vacated the Irvine facility in stages commencing in October 2000 and ending in January 2001. As the Company vacated the Irvine facility its rental payments were reduced accordingly.

As part of the Agreement, the Irvine facility landlord paid the Company incentive fees for this early termination in the aggregate amount of $1,550. In addition to the early lease termination incentives received from its Irvine facility landlord, a third party paid the Company $300 to accelerate the vacating of a portion of the lease space. The cash incentive fees received were used to pay for the cost of moving and constructing leasehold improvements at the Company's new facilities.

                              GISH BIOMEDICAL, INC.

9.   Early Lease Termination (continued)

The net gain on relocation of $125 recorded in the current period is comprised of cash incentives of $1,850 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write-off of assets of $662, consisting principally of leasehold improvements, costs associated with the physical move of $297, unabsorbed overhead incurred during the period of reduced production of $400, costs related to temporary production facilities of $390 and other costs associated with the relocation of $214. Unpaid costs of $424 at June 30, 2001 are included in accrued relocation liabilities.

10. Commitments and Contingencies

Operating Leases

In conjunction with the early lease termination the Company entered into a lease during October 2000 for a 52,000 square foot facility in Rancho Santa Margarita, California. This new lease expires in February 2011 and contains a five-year renewal option. The lease provides for initial monthly payments, commencing February 2001, of approximately $34 with annual increases, based on the Consumer Price Index, but in no event less than 3% or more than 5% per annum.

A letter of credit in the amount of $300 was posted as a security deposit for this lease with the Company pledging as collateral a certificate of deposit in a like amount. The security deposit is to be reduced to $195 and $90 during February 2002 and 2003, respectively, based on provisions contained in the lease. The new landlord agreed to reimburse the Company $156 for leasehold improvements, which is included in the relocation receivable at June 30, 2001. Costs for the construction of improvements totaled approximately $1,800 of which $200 is included in accrued relocation liabilities at June 30, 2001. The Company has excluded from the costs for the construction improvements at June 30, 2001, approximately $300 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company.

In November 2000, the Company entered into a lease for an additional 23,000 square foot facility in Irvine, California for storage of finished goods inventory. This lease expires in January 2006 and contains a five-year renewal option. The lease provides initial monthly payments commencing January 2001, of approximately $12, increased 3% annually. The lease required a security deposit of $30 and prepayment of approximately $37 representing the first, thirteenth and twenty-fifth months' rent.

                              GISH BIOMEDICAL, INC.

Aggregate  future   minimum   rental  payments  on  a  cash basis required under
operating leases for the Rancho Santa Margarita and Irvine facilities are as follows:

                   Fiscal year     Rancho Santa
                  ended June 30,     Margarita        Irvine
                ----------------------------------------------
                      2002           $ 410           $  136
                      2003             422              140
                      2004             435              158
                      2005             448              163
                      2006             461               82
                   Thereafter        2,297                -
                                   -------           ------
                                   $ 4,473           $  679
                                   =======           ======

Rent expense charged to operations was $650 and $731 for the years ended June 30, 2001 and 2000.

Litigation

The Company is party to various legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

11. Infusion Pump Business

In September 1999, the Company discontinued development of the new infusion pump for strategic and economic reasons and recognized a charge of $429 related to the discontinuance of the infusion pump line. The total charges related to the discontinuance of the infusion pump operations consisted of $140 charged to cost of sales for inventory obsolescence, $7 charged to selling and marketing expense for the write-down of field inventories, and $282 charged to general and administrative expense consisting primarily of software development cost.

12. Fourth Quarter Adjustments

During the fourth quarter of fiscal 2000, the Company increased its reserve for slow-moving or obsolete inventory by $101 based on events and decisions occurring either during the fourth quarter of fiscal 2000 or which occurred shortly thereafter.

13. Disgorgement of Profits

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

                              GISH BIOMEDICAL, INC.

14. Foreign Sales Corporation Subsidiary

The Company dissolved its wholly-owned foreign sales corporation subsidiary, Gish International Inc., effective January 12, 2001.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Registrant
The following persons are currently serving on the Board of Directors of the Company until the Company's next Annual Meeting of Shareholders:



      Name                   Principal Occupation                  Age         Director Since
------------------------------------------------------------------------------------------------

James J. Cotter             Attorney, Winston & Strawn              32               1999
Ray R. Coulter              Practicing Attorney in Rancho           68               1979
                            Mirage, California
John W. Galuchie, Jr.       President, T.R. Winston &               48               1999
                            Company, Inc.
John S. Hagestad            Managing Director, Sares/Regis          54               1979
                            Group
Kelly D. Scott              President and Chief Executive           45               2000
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

Mr. Galuchie, a Certified Public Accountant and Chairman of the Company, is principally engaged in the following businesses: (i) T.R. Winston & Company, Inc., a securities broker/dealer, as President since January 1990 and director since September 1989; (ii) Kent Financial Services, Inc., in various executive positions since 1986 including Treasurer and Secretary of Asset Value
Management, Inc., the sole general partner of Asset Value Fund Limited Partnership; (iii) Pure World, Inc., a manufacturer and distributor of natural products, as Executive Vice President since April 1988; (iv) Cortech, Inc., a biopharmaceutical company, as President and director since September 1998. Mr. Galuchie served as a director of Crown NorthCorp, Inc. from June 1992 to August 1996, a director of HealthRite, Inc. from December 1998 to June 1999 and a director of Golfrounds.com, Inc. from July 1992 to January 2000.

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

Executive Officers of the Registrant




                                                                                  First Year
     Name                    Position with Company                 Age          Elected Office
------------------------------------------------------------------------------------------------

Kelly D. Scott              President and Chief Executive           45               2000
                            Officer of the Company
Leslie M. Taeger            Chief Financial Officer                 51               2000



For certain information concerning the business experience of Mr. Scott refer to previous section titled "Directors of the Registrant".

Mr. Taeger became Vice President, Chief Financial Officer in September 2000. Prior to joining Gish, Mr. Taeger was employed for more than five years as Chief Financial Officer by Cartwright Electronics, Inc., a division of Meggitt, PLC.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's common stock, to file reports of holdings and transactions in the Company's shares with the SEC. Based on Gish's records and other information, Gish believes that in fiscal 2001 Gish's directors and executive officers met all applicable SEC filing requirements.

ITEM 10. EXECUTIVE COMPENSATION.

Summary Compensation Table. The following table sets forth the aggregate compensation for services rendered in all capacities during the fiscal years ended June 30, 2001, 2000 and 1999 of all persons serving as Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE


                                                                       Long-Term
                                                                       Compensa-
                            Annual Compensation                           tion
                   --------------------------------------------------------------------
                                                     Other Annual     Securities      All Other
    Name and                               Bonus     Compensation     Underlying     Compensation
Principal Position     Year    Salary ($) ($) (1)       ($) (2)       Option (#)        ($) (3)
--------------------------------------------------------------------------------------------------
Kelly D. Scott,        2001     180,000         -              -         190,000             -
  President and        2000      22,500    20,000              -               -             -
  CEO

Jack W. Brown,         2001     100,000         -              -               -             -
  Former President     2000     118,958         -          3,332               -        15,629
  and CEO              1999     191,000    28,650          4,926               -           250

Leslie M. Taeger,      2001     118,750    10,900              -          25,000           250
  Chief Financial
  Officer

James R. Talevich,     2000     126,583         -              -          35,000           250
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

(4)      Mr.  Scott  joined  the  Company  in  May  2000  as President and Chief
         Executive Officer. Mr. Scott entered into a written employment agreement with the Company whereby he is entitled to an annual base salary of $180,000, a signing bonus of $20,000 upon the commencement of his employment, and a bonus to be determined by the Board of Directors based on the achievement of specified corporate profitability targets. The employment agreement was amended in August 2001 to provide an initial two-year term commencing August 9, 2001 ("Commencement Date"). The term is to be automatically extended one day for each day elapsed after the Commencement Date. In the event that his employment is involuntarily terminated, he will be entitled to severance payments equivalent to two times the annual salary then in effect on the date of such termination. Mr. Scott was granted options to purchase 190,000 shares of the Company's common stock at an exercise price of $3.00 per share. Options will vest and become exercisable at the rate of 60,000 shares on May 18, 2000, 40,000 shares on May 18, 2001, 40,000 shares on Mary 18, 2002, and 50,000 shares on May 18, 2003. Mr. Scott was granted an additional fully vested option to purchase 100,000 shares at an exercise price of $.96 per share effective August 8, 2001.

Stock Options Granted During Fiscal 2001. The following table shows information regarding stock options granted to the Named Executive Officers during fiscal 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)



                      Number of
                     Securities    % of total Options
                     Underlying       Granted to
                  Options Granted    Employeess in   Exercise or Base
     Name             (#) (1)         Fiscal Year     Price ($/Share)   Expiration Date
-------------------------------------------------------------------------------------------------------------

Leslie M. Taeger      25,000              9.8%             $2.375            9/18/10


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the Named Executive Officers named in the Summary Compensation Table above, each exercise of stock options during the year ended June 30, 2001 and the year-end value of unexercised options:



                                                     Number of Securities
                      Shares                        Underlying Unexercised           Value of Unexercised
                     Acquired                              Options                   In-the-Money Options
                        on          Value          at Fiscal Year End 2001          at Fiscal Year End 2001
                                                   -----------------------         --------------------------
                     Exercise      Realized       Exercisable Unexercisable        Exercisable Unexercisable
                     --------      --------       ---------------------------      --------------------------
    Name               (#)         ($) (1)           (#)             (#)             ($)(2)           ($)(2)
--------------------------------------------------------------------------------------------------------------------

Kelly D. Scott          -             -            100,000          90,000             -                -

Jack W. Brown           -             -               -               -                -                -

Leslie M. Taeger        -             -            10,000           15,000             -                -



(1)      Excess of market price over exercise price, on the date of exercise.
(2) Value of unexercised in-the-money options is based on Nasdaq's closing price on June 29, 2001 ($1.10 per share).

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

Information   Regarding   Compensation   Committee   Interlocks    and   Insider
Participation

The  Compensation   Committee  is  a   standing  committee   of  the   Board  of
Directors of the Company. The Compensation Committee is responsible for establishing and evaluating the effectiveness of compensation policies and programs for the Company and for making determinations regarding the compensation of the Company's executive officers, subject to review by the full Board of Directors. During the fiscal year ended June 30, 2001, the members of the Committee were John S. Hagestad and Ray R. Coulter, both of whom are non-employee directors of the Company.

No member of the Compensation Committee is a former or current officer or employee of the Company or a subsidiary of the Company. Furthermore, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and board members.

Board Compensation Committee Report on Executive Compensation

The following report was submitted by the Compensation Committee members as of June 30, 1999 with respect to the executive compensation policies established by the Compensation Committee and compensation paid or awarded to executive officers. During fiscal years 2001 and 2000 the Company employed a new Chief Executive Officer and a new Chief Financial Officer. The compensation of these officers were based on negotiated employment contracts which were subsequently approved by the Board of Directors. Accordingly, no report was issued by the Compensation Committee for the fiscal years ended June 30, 2001 or June 30, 2000.

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

Performance-Based Compensation

The Compensation Committee believes that annual compensation in excess of base salaries should be made dependent on both the Company's performance and the individual executive's performance. Accordingly, at the beginning of each fiscal year, at the discretion of the Compensation Committee, the Compensation Committee may establish an incentive compensation program for Executive Officers or other key management personnel. Bonuses, in amounts ranging from 5% to 15% of their annual salaries, maybe earned, provided the individuals meet their individual performance goals and the Company achieves or exceeds the corporate performance goals for the year.

ITEM 11.     SECURITY  OWNERSHIP  OF  CERTAIN BENEFICIAL  OWNERS AND  MANAGEMENT

The following table sets forth certain information as of September 11, 2001 except as otherwise indicated, regarding the beneficial ownership of common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named in the table have sole voting and investment power with respect to the shares.

                                            Shares Beneficially       Percent of
               Name                                Owned               Class (1)
--------------------------------------------------------------------------------

Asset Value Fund Limited Partnership               587,300             16%
376 Main Street
Bedminster, NJ 07921

Craig Corporation                                  583,900 (2)        16%
550 South Hope Street, Suite 1825
Los Angeles, CA 90071

Dimensional Fund Advisors, Inc.                    230,000             6%
1299 Ocean Avenue
Santa Monica, CA 90401

James J. Cotter                                      2,383              *

Ray R. Coulter                                      12,511 (3)          *

John W. Galuchie, Jr.                              587,300 (4)        16%

John S. Hagestad                                   139,190 (5)         4%

Kelly D. Scott                                     203,300 (6)         6%

Leslie M. Taeger                                    15,000 (7)          *

All directors and executive officers as a group    959,684 (8)        26%
-----------------
* Less than 1%
(1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable upon exercise of options held by particular beneficial owners that are included in the first column.

(2)      Craig  Corporation  is  beneficial  owner  of  Common  Stock   of  Gish
         Biomedical, Inc. through its controlling interest in Citadel Holding Corporation.

(3)      Includes 8,333 shares subject to options exercisable currently.

(4) Mr. Galuchie is deemed to be the beneficial owner of Common Stock of Gish Biomedical, Inc. through his position as Treasurer and Secretary of Asset Value Management, Inc. the sole general partner of Asset Value Fund Limited Partnership.

(5)      Includes 5,000 shares subject to options exercisable currently.

(6)      Includes 100,000 shares subject to options exercisable currently.

(7) Includes 15,000 shares subject to options exercisable currently or within 60 days.

(8) Includes 128,333 shares subject to options exercisable currently or within 60 days.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

In connection with the Company's relocation to its new facility in Rancho Santa Margarita, California the Sares-Regis Group acted as the real estate broker for the Company's new landlord. In this capacity they received usual and customary real estate commissions from the landlord in the transaction. A director of the Company is a principal with Sares-Regis Group.

                                     PART IV

ITEM 13.      EXHIBITS AND REPORTS
              ON FORM 8-K

         (A)  Exhibits
              --------
              The following Exhibits are filed as part of this Report:

              Exhibit
              Number                   Description
              -------                  -----------

              3.1 Restated Articles of Incorporation, as filed with the California Secretary of State on November 9, 1981, incorporated herein by this reference to Exhibit 2(a) to the Company's Registration Statement on Form S-18, No. 2-73602LA (the "S-18 Registration Statement").

              3.2 Certificate of Amendment of Articles of Incorporation, as filed with the California Secretary of State on May 19, 1982, incorporated herein by this reference to Exhibit 2
                       (b) to the S-18 Registration Statement.

              3.3 Certificate of Amendment of Articles of Incorporation, as filed with the California Secretary of State on December 19, 1988,incorporated herein by this reference to Exhibit
                       3.3 to the Company's Report on Form 10-K for the year ended June 30, 1990.

              3.4 Certificate of Amendment of Articles of Incorporation, as filed with the California Secretary of State on June 13, 1990, incorporated herein by this reference to Exhibit
                       3.4 to the Company's Report on Form 10-K for the year ended June 30, 1990.

              3.5 Bylaws, incorporated herein by this reference to Exhibit 2 to the S-18 Registration Statement.

              10.1* 401(k) Salary Reduction Profit Sharing Plan, incorporated herein by this reference to Exhibit 10(e) to the S-18 Registration Statement.

          (A)     Exhibits
                  --------
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

                  10.7* Form of 1997 Stock Incentive Plan (the "1997 Plan"), incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 1998.

                  10.8* Form of Option Agreement for the use with the 1997 Plan, incorporated herein by this reference to the Company's Report on Form 10-K for the year ended June 30, 1998.

                  10.9 Commercial Security Agreement dated December 2, 1998, between the Company and City National Bank, incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 1999.

                  10.10* Form of Indemnification Agreement entered into by the Company and its executive officers and directors, incorporated herein by this reference to Exhibit 3(iv) to the Company's Report on Form 10-K for the year ended June 30, 1989.

                  10.11 Lease dated July 8, 1992, between the Company and ISCO - Irvine North, Ltd., incorporated herein by this reference to the Company's Report on Form 10-K for the year ended June 30, 1993.

                  Exhibit
                  Number                     Description
                  -------                    -----------

                  10.12 Lease dated as of April 17, 1996, between the Company and LBI, a California General Partnership, incorporated herein by this reference to the Company's Report on Form 10-K for the year ended June 30, 1996.

                  10.13 Registration rights agreement dated April 17, 1996, between the Company and Creative Medical Development, Inc., a Delaware Corporation, incorporated herein by this reference to the Company's Report on Form 10-K for the year ended June 30, 1996.

                  10.14 Kelly D. Scott, President and Chief Executive Officer Employment Agreement dated May 15, 2000, incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 2000.


                  10.15 Lease Amendment, Settlement Agreement and Mutual Release dated October 26, 2000, between ISCO-Irvine North Ltd. and the Company, incorporated herein by this reference to the Company's Report on Form 10-QSB for the quarter ended December 31, 2000.

                  10.16 Lease, dated October 26, 2000, between the Company and Eric and Shirley Pepys, incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 2000.


                  10.17 Contract, dated November 3, 2000, between the Company and Image Builders Consortium, Inc, incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 2000.


                  10.18 Lease, dated November 28, 2000, between the Company and Buckhead Industrial Properties, Inc., incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 2000.


                  10.19 Loan and Security Agreement, dated December 26, 2000, between the Company and Heller Healthcare Finance, Inc., incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 2000.


                   21.1    Subsidiaries of the Company - None

              (A)  Exhibits
                   --------
                   The following Exhibits are filed as part of this Report:

                  10.20 Kelly D. Scott, President and Chief Executive Officer Amended Employment Agreement dated August 9, 2001. **

                  10.21 Form of Amended 1997 Stock Incentive Plan (the "Amended 1997 Plan"). **

     (B)  Reports on Form 8-K
          -------------------
                No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2001.


------------------------
*Management contract or compensatory plan or arrangement.
** Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Commission Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                            GISH BIOMEDICAL, INC.
                                            REGISTRANT



Date: September 27, 2001                    By: /s/ LESLIE M. TAEGER
                                                -----------------------------
                                                LESLIE M. TAEGER
                                                Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




Signature                             Title                               Date

                                                                          September 27, 2001
/s/ JAMES J. COTTER                   Director
---------------------------
JAMES J. COTTER


/s/ JOHN W. GALUCHIE, JR.             Director, Chairman of the           September 27, 2001
---------------------------           Board
JOHN W. GALUCHIE, JR.


/s/ JOHN S. HAGESTAD                  Director                            September 27, 2001
---------------------------
JOHN S. HAGESTAD


/s/ RAY R. COULTER                    Director                            September 27, 2001
---------------------------
RAY R. COULTER


/s/ KELLY D. SCOTT                    Director, President and Chief       September 27, 2001
---------------------------           Executive Officer
KELLY D. SCOTT                        (Principal Executive Officer)


/s/ LESLIE M. TAEGER                  Chief Financial Officer             September 27, 2001
----------------------------          (Principal Financial Officer
LESLIE M. TAEGER                       and Pricipal Accounting
                                       Officer)
