Form 10QSB
period 2001-09-30
GISH BIOMEDICAL INC
filed 2001-11-08
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  September 30, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                         95-3046028
--------------------------------                       ---------------------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                          Identification Number)

          22942 Arroyo Vista, Rancho Santa Margarita, California 92688
         ---------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                         ------------------------------
                           (Issuer's telephone number)

                                       N/A
              -----------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X   No
   ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of November 8, 2001, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes      No X
                                                               ---     ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1.  - Financial Statements
-------    --------------------

                              GISH BIOMEDICAL, INC.

                             CONDENSED BALANCE SHEET

                            As of September 30, 2001
                                   (Unaudited)
(In thousands, except share data)

ASSETS
Current assets:
   Accounts receivable, net                                            $  2,534
   Relocation receivable                                                    156
   Inventories                                                            5,655
   Other current assets                                                      77
                                                                       --------
     Total current assets                                                 8,422

Property and equipment, at cost                                           9,341
   Less accumulated depreciation                                      (   6,260)
                                                                       --------
     Net property and equipment                                           3,081
Other assets                                                                498
                                                                       --------
     Total assets                                                      $ 12,001
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                                            $    817
   Cash overdraft                                                            39
   Accounts payable                                                         752
   Accrued compensation and related items                                   428
   Accrued relocation liabilities                                           385
   Other accrued liabilities                                                 26
                                                                       --------
     Total current liabilities                                            2,447
Deferred rent                                                                56
                                                                       --------
     Total liabilities                                                    2,503
                                                                       --------
Shareholders' equity:
   Preferred stock, 1,500,000 shares authorized; no shares outstanding
   Common stock, no par value, 7,500,000 shares authorized,
     3,592,145 shares issued and outstanding                             10,532
   Accumulated deficit                                                (   1,034)
                                                                       --------
     Total shareholders' equity                                           9,498
                                                                       --------
     Total liabilities and shareholders' equity                        $ 12,001
                                                                       ========




            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                 Three months ended September 30, 2001 and 2000
                                   (Unaudited)

(In thousands, except share and per share data)        2001               2000
                                                       ----               ----

Net sales                                           $   3,848         $   4,285
Cost of sales                                           3,076             3,132
                                                    ---------         ---------
  Gross profit                                            772             1,153

Operating expenses:

  Selling and marketing                                   989             1,011
  Research and development                                253               249
  General and administrative                              402               444
                                                    ---------         ---------

   Total operating expenses                             1,644             1,704
                                                    ---------         ---------

Operating loss                                     (      872)       (      551)
Interest income (expense), net                     (       15)               51
                                                    ---------         ---------
Net loss                                           ($     887)       ($     500)
                                                    =========         =========

Net loss per share - basic and diluted             ($     .25)       ($     .14)
                                                    =========         =========
Basic and diluted weighted average common shares    3,592,145         3,592,145
                                                    =========         =========














            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                 Three months ended September 30, 2001 and 2000
                                   (Unaudited)

(In thousands)                                           2001           2000
                                                         ----           ----
OPERATING ACTIVITIES:
    Net loss                                           ($ 887)        ($ 500)
    Adjustments:
         Depreciation                                     172            206
         Amortization                                       1              1
         Deferred rent                                     14         (   20)
         Changes in operating assets and liabilities      693         (  823)
                                                        -----          -----
Net cash used in operating activities                  (    7)        (1,136)
                                                        -----          -----

INVESTING ACTIVITIES
    Maturity of investments                                 -            189
    Purchases of property and equipment                (  158)        (   63)
    Increase of other long-term assets                 (    6)        (    6)
                                                        -----          -----
Net cash provided by (used in) investing activities    (  164)           120
                                                        -----          -----

FINANCING ACTIVITIES
    Net borrowings on line of credit                       22              -
                                                        -----          -----
Net cash provided by financing activities                  22              -
                                                        -----          -----

Net decrease in cash and cash equivalents              (  149)        (1,016)

Cash and cash equivalents at beginning of period          110          1,477
                                                        -----          -----

Cash and cash equivalents (overdraft) at end of period ($  39)         $ 461
                                                        =====          =====












            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         September 30, 2001 (Unaudited)

1.  General
    -------
    The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 2001 and 2000, and financial position at September 30, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed financial statements are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2001.

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

    The Company incurred net losses of $887,000 and $2,892,000 and used $700,000 and $2,271,000 of cash in financing such losses during the three months ended September 30, 2001 and the year ended June 30, 2001, respectively.As a result, the Company had a cash overdraft of $39,000 and a deficit in retained earnings of $1,034,000 at September 30, 2001. Based on the Company's current operating plan, management believes existing cash together with cash forecasted by management to be generated by operations and from borrowings under the Company's existing revolving line of credit will be sufficient to meet the Company's cash requirements until at least September 30, 2002. If events or circumstances occur such that the financial performance embodied in the Company's operating plan is not achieved, including a substantial reduction in its current operating losses, the Company would be required to seek additional debt or equity financing or obtain cash through the sale of assets. However, no assurance can be given that additional financing will be available on acceptable terms or at all or that any potential asset sale will occur. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying balance sheet does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              GISH BIOMEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                         September 30, 2001 (unaudited)


    Statement of Cash Flows
    -----------------------
    Changes in operating assets and liabilities as shown in the condensed statements of cash flows comprise (in thousands):

                                               Three Months Ended September 30,
                                                        2001          2000
                                                        ----          ----

    Decrease(increase) in:
    Accounts receivable                                $ 384         $ 332
    Relocation receivable                                  -             -
    Inventories                                          428        (  565)
    Other current assets                                   7            47

    Increase (decrease) in:
    Accounts payable                                      28        (  583)
    Accrued compensation and related items            (  125)       (   24)
    Accrued relocation liabilities                    (   39)            -
    Other accrued liabilities                             10        (   30)
                                                       -----         -----

    Net change in operating assets and liabilities     $ 693        ($ 823)
                                                       =====         =====

    The Company did not pay any federal income taxes during the three month periods ended September 30, 2001 or September 30, 2000. The Company paid interest costs of $20,000 during the three month period ended September 30, 2001. The Company paid no interest costs during the three month period ended September 30, 2000.

2.  Inventories
    -----------
    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                     September 30, 2001
                                                     ------------------

                       Raw materials                     $  2,655
                       Work in progress                     1,173
                       Finished goods                       1,827
                                                         --------
                                                         $  5,655
                                                         ========

3.  Commitments and Contingencies
    -----------------------------
    During the three months ended March 31, 2001, the Company relocated to a new operating facility in Rancho Santa Margarita, California.

    Costs for the construction of improvements to the new facility totaled approximately $1,800,000 of which $200,000 is included in accrued relocation liabilities at September 30, 2001. The Company has excluded from the improvement construction costs at September 30, 2001, approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company.

4.  Loss per share
    --------------
    The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

ITEM 2.- Management's Discussion and Analysis of Financial Condition and Results ------- of Operations
         -------------

This Quarterly Report on Form 10-QSB contains certain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933 and
Section 21E of the Securities Exchange Act of 1934 and the Company intends that such forward-looking statements be subject to the safe harbors created thereby. Words such as "anticipates", "expects", "intends", "plans", "believes", "seeks", "estimates", variations of such words and similar expressions are intended to identify such forward-looking statements.

In light of the important factors that can materially affect results, including those set forth below and elsewhere in this Quarterly Report on Form 10-QSB, the inclusion of forward-looking information herein should not be regarded as a representation by Gish or any other person that our objectives or plans will be achieved. We may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market our products; the market may not accept our existing and future products; we may be unable to retain key management personnel; and there may be other material adverse changes in our operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in our targeted markets, (ii) the continued acquisition of our customers by certain of our competitors and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause us to alter our marketing, capital expenditure or other budgets, which may in turn affect our financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak as of the date of this report. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ending September 30, 2001 with the three month period ended September 30, 2000. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
----------------------

The Company incurred a net loss of $887,000, or $.25 basic and diluted net loss per share, for the three months ended September 30, 2001 compared to a net loss of $500,000, or $.14 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

The Company had sales of $3,848,000 for the quarter ended September 30, 2001 compared to sales of $4,285,000 for the comparable quarter in the prior fiscal year.

The $437,000 net sales decrease for the quarter ended September 30, 2001 compared to the quarter ended September 30, 2000 included a general reduction of sales volume across all product lines, except for oxygenator sales, which increased 16%.

A majority of the Company's sales are derived from products used in the open-heart bypass circuit which is employed when a patient's heart is stopped during cardiac surgery. In response to the events which occurred on September 11, 2001, most healthcare facilities immediately ceased non-emergency surgeries in an effort to conserve the nations blood supply and reserve their care capacity for potential future emergency needs. The Company experienced a significant reduction in orders in September 2001, which in turn had the effect of September revenue being approximately $500,000 lower than the prior months revenue and budgeted revenue.

The net sales decrease for the quarter ended September 30, 2001, compared to the quarter ended September 30, 2000, after taking into account the loss of revenue in September discussed previously, continued the trend of a general reduction of sales volume of 10% to 20% across all product lines, except for oxygenator sales, which increased at a 20% rate. The reduction in sales of products, other than oxygenators, resulted from factors which include a loss of market share in these products to other competitors, a shift in customer purchasing patterns from separate components to integrated oxygenator systems which include those components, and the increasing percentage of open-heart surgeries which are performed without stopping the heart.

Oxygenator sales were $1,284,000 for the three months ended September 30, 2001 compared to $1,100,000 for the three months ended September 30, 2000. The sales increase resulted from additional market penetration by the VisionTM oxygenator which was introduced in August, 1997. The Vision oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $772,000 for the three months ended September 30, 2001 compared to $1,153,000 for the three months ended September 30, 2000. The primary cause of the gross profit decrease was the decrease in sales compared to the prior year quarter, and the continued increase in the percentage of total sales derived from sales of oxygenators, on which the Company achieves a lower percentage gross profit than its other product groups.

Selling and marketing expenses for the three months ended September 30, 2001 were $989,000 compared to $1,011,000 for the three months ended September 30, 2000.

Research and development expenses for the three months ended September 30, 2001 were $253,000 compared to $249,000 for the three months ended September 30, 2000.

For the three months ended September 30, 2001, general and administrative expenses were $402,000 compared to $444,000 for the three months ended September 30, 2000. The $42,000 decrease from the prior year period is primarily due to the timing of expenses.

Liquidity and Capital Resources:
--------------------------------

At September 30, 2001, the Company had a cash overdraft of $39,000.

For the three months ended September 30, 2001 net cash used by operating activities was $7,000 compared to net cash used by operating activities of $1,136,000 for the three months ended September 30, 2000. The decrease in cash used by operating activities compared to the comparable quarter in the prior year, results primarily from the Company's ability to reduce inventory in the three months ended September 30, 2001, compared to an increase in inventory and decrease in accounts payable in the three months ended September 30, 2000, which was related to the build-up of inventory in anticipation of the relocation of the Company to a new facility.

Net cash used in investing activities for the three months ended September 30, 2001 was $164,000 compared to net cash provided by investing activities of $120,000 for the three months ended September 30, 2000.

Under its current operating plan, the Company believes its existing cash together with cash forecasted to be generated by operations and from borrowings under the existing revolving line of credit will be sufficient to meet the Company's cash requirements through September 30, 2002. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, it will require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential asset sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at September 30, 2001 presented elsewhere in this Form 10-QSB does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PART II   -  OTHER INFORMATION
-------      -----------------


ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

   a.   Exhibits

        None

   b.   Reports on Form 8-K

         None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                         GISH BIOMEDICAL, INC.





Date:    November 8, 2001                     /s/ Leslie M. Taeger
                                               ------------------------------
                                               Leslie M. Taeger
                                               Vice President/CFO