Form 10QSB
period 2001-12-31
GISH BIOMEDICAL INC
filed 2002-02-13
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 2001

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
      --------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                           95-3046028
--------------------------------                        ----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                           Identification Number)

          22942 Arroyo Vista, Rancho Santa Margarita, California 92688
       ------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                        ---------------------------------
                           (Issuer's telephone number)

                                       N/A
            --------------------------------------------------------
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has
been subject to such filing  requirements  for the past 90 days.  Yes X   No
                                                                     ---    ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of February 8, 2002, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

     Transitional  Small Business  Disclosure Format (check one): Yes   No X
                                                                     ---  ---

PART I  -  FINANCIAL INFORMATION
------     ---------------------
ITEM 1. -  Financial Statements
------     ---------------------

                              GISH BIOMEDICAL, INC.

                             CONDENSED BALANCE SHEET

                             As of December 31, 2001
                                   (Unaudited)

(In thousands, except share data)

ASSETS
Current assets:
   Cash                                                               $    510
   Accounts receivable, net                                              2,513
   Relocation receivable                                                   156
   Inventories                                                           5,431
   Other current assets                                                    138
                                                                      --------
       Total current assets                                              8,748

Property and equipment, at cost                                          9,456
   Less accumulated depreciation                                     (   6,428)
                                                                      --------
       Net property and equipment                                        3,028
Other assets                                                               558
                                                                      --------
       Total assets                                                   $ 12,334
                                                                      ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
   Revolving line of credit                                           $  1,450
   Accounts payable                                                      1,236
   Accrued compensation and related items                                  438
   Accrued relocation liabilities                                          367
   Other accrued liabilities                                                30
                                                                      --------
       Total current liabilities                                         3,521
Deferred rent                                                               70
                                                                      --------
       Total liabilities                                                 3,591
                                                                      --------
Shareholders' equity:
   Preferred stock, 1,500,000 shares authorized; no shares outstanding
   Common stock, no par value, 7,500,000 shares authorized,
    3,592,145 shares issued and outstanding                             10,532
   Accumulated deficit                                               (   1,789)
                                                                      --------
         Total shareholders' equity                                      8,743
                                                                      --------
         Total liabilities and shareholders' equity                   $ 12,334
                                                                      ========






           See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

              Three and six months ended December 31, 2001 and 2000
                                   (Unaudited)


                                                    Three Months Ended           Six Months Ended
                                                       December 31,                December 31,
                                                    2001          2000           2001        2000
                                                    ----          ----           ----        ----
(In thousands, except share and
 per share data)

Net sales                                       $   4,038      $   4,492     $    7,886    $   8,777
Cost of sales                                       3,188          3,278          6,264        6,410
                                                ---------      ---------     ----------    ---------
 Gross profit                                         850          1,214          1,622        2,367

Operating expenses:

 Selling and marketing                                964          1,016          1,953        2,027
 Research and development                             257            228            510          477
 General and administrative                           362            405            764          849
                                                ---------      ---------     ----------    ---------

   Total operating expenses                         1,583          1,649          3,227        3,353
                                                ---------      ---------     ----------    ---------

Operating loss                                 (      733)    (      435)   (     1,605)  (      986)
Interest income (expense), net                 (       22)             4    (        37)          55
                                                ---------      ---------     ----------    ---------
Net loss                                       ($     755)    ($     431)   ($    1,642)  ($     931)
                                                =========      =========     ==========    =========

Net loss per share - basic and diluted         ($     .21)    ($     .12)   ($     .46)   ($     .26)
                                                =========      =========     =========     =========
Basic and diluted weighted average
 common shares                                  3,592,145      3,592,145     3,592,145     3,592,145
                                                =========      =========     =========     =========











            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   Six months ended December 31, 2001 and 2000
                                   (Unaudited)


                                                                     2001           2000
(In thousands)                                                       ----           ----
OPERATING ACTIVITIES:
   Net loss                                                       ($  1,642)     ($   931)
   Adjustments:
       Depreciation                                                     342           403
       Amortization                                                       3             3
       Deferred rent                                                     28      (     33)
       Deferred relocation revenue                                        -           700
       Deferred relocation costs                                          -      (    347)
       Changes in operating assets and liabilities                    1,354      (  1,137)
                                                                   --------       -------
Net cash provided by (used in) operating activities                      85      (  1,342)
                                                                   --------       -------

INVESTING ACTIVITIES
   Sale or maturity of investments                                        -           885
   Purchases of property and equipment                            (     273)     (    521)
   Increase of other long-term assets                             (      68)     (    355)
                                                                   --------       -------
Net cash provided by (used in) investing activities               (     341)            9
                                                                   --------       -------

FINANCING ACTIVITIES
   Net borrowings on line of credit                                     656            49
                                                                   --------       -------
Net cash provided by financing activities                               656            49
                                                                   --------       -------

Net increase (decrease) in cash and cash equivalents                    400      (  1,284)

Cash and cash equivalents at beginning of period                        110         1,477
                                                                   --------       -------

Cash at end of period                                              $    510       $   193
                                                                   ========       =======












            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          December 31, 2001 (Unaudited)

1.  General
    -------

    The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the six month periods ended December 31, 2001 and 2000, and financial position at December 31, 2001, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed financial statements are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2001.

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

    The Company incurred net losses of $1,642,000 and $2,892,000 and used $1,269,000 and $2,271,000 of cash in financing such losses during the six months ended December 31, 2001 and the year ended June 30, 2001, respectively. As a result, the Company had a deficit in retained earnings of $1,789,000 at December 31, 2001. Based on the Company's current operating plan, which includes the sale of certain non-core assets, management believes existing cash together with cash forecasted by management to be generated by operations and from borrowings under the Company's existing revolving line of credit will be sufficient to meet the Company's cash requirements until at least December 31, 2002. If events or circumstances occur such that the financial performance embodied in the Company's operating plan is not achieved, including a substantial reduction in its current operating losses, a cash shortage could occur earlier and the Company would be required to seek additional debt or equity financing or obtain cash through the sale of assets. However, no assurance can be given that additional financing will be available on acceptable terms or at all or that any potential asset sale will occur. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying balance sheet does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              GISH BIOMEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                          December 31, 2001 (unaudited)


    Statement of Cash Flows:

    Changes in operating assets and liabilities as shown in the condensed statements of cash flows comprise (in thousands):

                                                  Six Months Ended December 31,
                                                        2001          2000
                                                        ----          ----

    Decrease(increase) in:
    Accounts receivable                              $    404      $    163
    Relocation receivable                                   -             -
    Inventories                                           648     (   1,433)
    Other current assets                            (      53)           70

    Increase (decrease) in:
    Accounts payable                                      512           199
    Accrued compensation and related items          (     115)    (      84)
    Accrued relocation liabilities                  (      58)            -
    Other accrued liabilities                              16     (      52)
                                                     --------      --------

    Net change in operating assets and liabilities   $  1,354     ($  1,137)
                                                     ========      ========

    The Company did not pay any federal income taxes during the six month periods ended December 31, 2001 or December 31, 2000. The Company paid interest costs of $44,000 during the six month period ended December 31, 2001. The Company paid no interest costs during six month period ended December 31, 2000.

2.  Inventories
    -----------

    Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                      December 31, 2001
                                                      -----------------
                      Raw materials                       $  2,198
                      Work in progress                       1,027
                      Finished goods                         2,206
                                                          --------
                                                          $  5,431
3.  Commitments and Contingencies
    -----------------------------

    During the three months ended March 31, 2001, the Company relocated to a new operating facility in Rancho Santa Margarita, California.

    Costs for the construction of improvements to the new facility totaled approximately $1,800,000 of which $200,000 is included in accrued relocation liabilities at December 31, 2001. The Company has excluded from the improvement construction costs at December 31, 2001, approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company.

4.  Loss per share
    --------------

    The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

5.   Subsequent event - Amendment of revolving line of credit agreement
     ------------------------------------------------------------------

     In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at December 31, 2001) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to obtain an operating profit on a rolling three-month basis, effective August 2002.

     At December 31, 2001 the Company had borrowed $1,450,000 under the revolving line of credit and, under the amended line of credit agreement, would have been entitled to borrow an additional $725,000.

ITEM 2.  -  Management's  Discussion  and  Analysis  of  Financial Condition and
------      --------------------------------------------------------------------
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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three and six month periods ending December 31, 2001 with the three and six month periods ended December 31, 2000. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
---------------------

The Company incurred a net loss of $755,000, or $.21 basic and diluted net loss per share, for the three months ended December 31, 2001 compared to a net loss of $431,000, or $.12 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the six months ended December 31, 2001, the Company incurred a net loss of $1,642,000, or $.46 basic and diluted net loss per share, compared to a net loss of $931,000 or $.26 basic and diluted net loss per share, for the six months ended December 31, 2000.

The Company had sales of $4,038,000 for the three months ended December 31, 2001 compared to sales of $4,492,000 for the comparable period in the prior fiscal year. For the six months ended December 31, 2001, the Company had sales of $7,886,000 compared to sales of $8,777,000 for the six months ended December 31, 2000.

The $454,000 net sales decrease for the quarter ended December 31, 2001 compared to the quarter ended December 31, 2000 included a general reduction of sales volume across all product lines, except for oxygenator sales.

A majority of the Company's sales are derived from products used in the open-heart bypass circuit which is employed when a patient's heart is stopped during cardiac surgery. In response to the events which occurred on September 11, 2001, most healthcare facilities immediately ceased non-emergency surgeries in an effort to conserve the nations blood supply and reserve their care capacity for potential future emergency needs. The Company experienced a significant reduction in orders in September 2001, which in turn had the effect of September revenue being approximately $500,000 lower than the prior months revenue and budgeted revenue. The Company has continued to be negatively affected by the economic downturn which has followed the events which occurred on September 11, 2001.

The net sales decrease for the six months ended December 31, 2001, compared to the six months ended December 31, 2000, continued the trend of a general reduction of sales volume of across all product lines, except for oxygenator sales. The reduction in sales of products, other than oxygenators, resulted from factors which include a loss of market share in these products to other competitors, a shift in customer purchasing patterns from separate components to integrated oxygenator systems which include those components, and the increasing percentage of open-heart surgeries which are performed without stopping the heart.

Oxygenator sales were $1,323,000 for the three months ended December 31, 2001 compared to $1,307,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, oxygenator sales were $2,607,000 compared to $2,407,000 for the comparable period in the prior fiscal year. The sales increase resulted from additional market penetration by the VisionTM oxygenator which was introduced in August, 1997. The VisionTM oxygenator has been favorably received by the market due to product features and operating performance.

Gross profit decreased to $850,000 for the three months ended December 31, 2001 compared to $1,214,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, gross profit was $1,622,000 compared to $2,367,000 for the six months ended December 31, 2000. The primary cause of the gross profit decrease was the decrease in sales compared to the prior year periods, and the continued increase in the percentage of total sales derived from sales of oxygenators, on which the Company achieves a lower gross profit percentage than its other product groups.

Selling and marketing expenses for the three months ended December 31, 2001 were $964,000 compared to $1,016,000 for the three months ended December 31, 2000. Selling and marketing expenses for the six months ended December 31, 2001 were $1,953,000 compared to $2,027,000 for the six months ended December 31, 2000. The decline in selling and marketing expenses results primarily from the decline in revenue and decreased commissions on sales.

Research and development expenses for the three months ended December 31, 2001 were $257,000 compared to $228,000 for the three months ended December 31, 2000. Research and development expenses for the six months ended December 31, 2001 were $510,000 compared to $477,000 for the comparable period in the prior year. The increase in research and development expenses results from increased product development activity related to the completion of a new cardioplegia device and the development of a biocompatible coating for the Company's oxygenator and custom cardiovascular tubing systems.

For the three months ended December 31, 2001, general and administrative expenses were $362,000 compared to $405,000 for the three months ended December 31, 2000. For the six months ended December 31, 2001, general and administrative expenses were $764,000 compared to $849,000 for the six month period ended December 31, 2000. The decrease from the prior year periods is primarily due to the timing of expenses.

Liquidity and Capital Resources:
--------------------------------

At December 31, 2001, the Company had a cash of $510,000.

For the six months ended December 31, 2001 net cash provided by operating activities was $85,000 compared to net cash used in operating activities of $1,342,000 for the six months ended December 31, 2000. The decrease in cash used by operating activities, compared to the comparable period in the prior year, results primarily from the Company's ability to reduce inventory in the six months ended December 31, 2001, compared to an increase in inventory in the six months ended December 31, 2000, which was related to the build-up of inventory in anticipation of the relocation of the Company to a new facility.

Net cash used in investing activities for the six months ended December 31, 2001 was $341,000 compared to net cash provided by investing activities of $9,000 for the six months ended December 31, 2000.

Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit will be sufficient to meet the Company's cash requirements through December 31, 2002. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, a cash shortage could occur earlier and it would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential asset sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at December 31, 2001 presented elsewhere in this Form 10-QSB does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PART II   -  OTHER INFORMATION
-------      -----------------

ITEM 6.  -  Exhibits and Reports on Form 8-K
------      --------------------------------

   a.   Exhibits

        10.22    Nonqualified Stock Option Agreement dated May 18, 2000

        10.23    Nonqualified Stock Option Agreement dated August 8, 2001

        10.24 Amendment No. 1 dated February 9, 2002, to Loan and Security Agreement originally dated as of December 26, 2000, between the Company and Heller Healthcare Finance, Inc.

        10.25 First Amended and Restated Revolving Credit Note dated February 9, 2002,between the Company and Heller Healthcare Finance, Inc.

   b.   Reports on Form 8-K

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                          GISH BIOMEDICAL, INC.





Date: February 13, 2002                          /s/ Leslie M. Taeger
                                                 ------------------------
                                                 Leslie M. Taeger
                                                 Vice President/CFO