Form 10QSB
period 2002-03-31
GISH BIOMEDICAL INC
filed 2002-05-13
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                   FORM 10-QSB
(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  March 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
                              ---------------------
        (Exact name of small business issuer as specified in its charter)

         California                                         95-3046028
         ----------                                         ----------
(State or other jurisdiction of                          (I.R.S. Employer
incorporation or organization                          Identification Number)

          22942 Arroyo Vista, Rancho Santa Margarita, California 92688
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
              (Former name, former address and formal fiscal year,
                          if changed since last report)

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15 (d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes X    No
   ---     ---

     State the number of shares outstanding of each of the issuer's classes of common equity: As of May 8, 2002, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

PART I.    FINANCIAL INFORMATION
-------    ---------------------
ITEM 1.    Financial Statements
-------    --------------------

                              GISH BIOMEDICAL, INC.

                             CONDENSED BALANCE SHEET

                              As of March 31, 2002
                                   (Unaudited)
(In thousands, except share data)

ASSETS
Current assets:
  Cash                                                                 $    275
  Accounts receivable, net                                                2,295
  Relocation receivable                                                     156
  Inventories                                                             5,754
  Other current assets                                                      158
                                                                       --------
    Total current assets                                                  8,638

Property and equipment, at cost                                           9,616
  Less accumulated depreciation                                       (   6,593)
                                                                       --------
    Net property and equipment                                            3,023
Other assets                                                                466
                                                                       --------
    Total assets                                                       $ 12,127
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Revolving line of credit                                             $  1,616
  Accounts payable                                                        1,597
  Accrued compensation and related items                                    493
  Accrued relocation liabilities                                            367
  Other accrued liabilities                                                  22
                                                                       --------
    Total current liabilities                                             4,095
Deferred rent                                                                82
                                                                       --------
    Total liabilities                                                     4,177
                                                                       --------

Shareholders' equity:
  Preferred stock, 1,500,000 shares authorized; no shares outstanding
  Common stock, no par value, 7,500,000 shares authorized,
  3,592,145 shares issued and outstanding                                10,532
  Accumulated deficit                                                 (   2,582)
                                                                       --------
    Total shareholders' equity                                            7,950
                                                                       --------
    Total liabilities and shareholders' equity                         $ 12,127
                                                                       ========




            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

               Three and nine months ended March 31, 2002 and 2001
                                   (Unaudited)




                                                 Three Months Ended                 Nine Months Ended
                                                      March 31,                          March 31,
                                              ------------------------           -----------------------
                                               2002              2001             2002             2001
                                               ----              ----             ----             ----
(In thousands, except share and
 per share data)

Net sales                                   $   4,041        $   4,519         $   11,927       $  13,296
Cost of sales                                   3,042            3,812              9,306          10,222
                                            ---------        ---------         ----------       ---------
  Gross profit                                    999              707              2,621           3,074

Operating expenses:

  Selling and marketing                         1,042              997             2,995            3,024
  Research and development                        296              270               806              747
  General and administrative                      425              447             1,189            1,296
                                            ---------        ---------         ---------        ---------

    Total operating expenses                    1,763            1,714             4,990            5,067
                                            ---------        ---------         ---------        ---------

Operating loss                             (      764)      (    1,007)       (    2,369)      (    1,993)
Gain on relocation, net                             -              426                 -              426
Interest income (expense), net             (       29)      (       46)       (       66)               9
                                            ---------        ---------         ---------        ---------
Net loss                                   ($     793)      ($     627)       ($   2,435)      ($   1,558)
                                            =========        =========         =========        =========

Net loss per share - basic and diluted     ($     .22)      ($     .17)       ($     .68)      ($     .43)
                                            =========        =========         =========        =========
Basic and diluted weighted average
  common shares                             3,592,145        3,592,145         3,592,145        3,592,145
                                            =========        =========         =========        =========















            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                    Nine months ended March 31, 2002 and 2001
                                   (Unaudited)

(In thousands)                                             2002           2001
                                                           ----           ----
OPERATING ACTIVITIES:
  Net loss                                              ($ 2,435)      ($ 1,558)
  Adjustments:
    Depreciation                                             511            549
    Amortization                                               5              5
    Deferred rent                                             40             14
    Gain on relocation, net                                    -       (    426)
    Changes in operating assets and liabilities            1,633       (    332)
                                                         -------        -------
Net cash used in operating activities                   (    246)      (  1,748)
                                                         -------        -------

INVESTING ACTIVITIES
  Sale of short-term investments                               -            885
  Purchases of property and equipment                   (    433)      (  1,377)
  Decrease (increase) of other long-term assets               23       (    258)
                                                         -------        -------
Net cash used in investing activities                   (    410)      (    750)
                                                         -------        -------

FINANCING ACTIVITIES
  Net borrowings on line of credit                           821          1,005
                                                         -------        -------
Net cash provided by financing activities                    821          1,005
                                                         -------        -------

Net increase (decrease) in cash and cash equivalents         165       (  1,493)

Cash and cash equivalents at beginning of period             110          1,477
                                                         -------        -------

Cash (overdraft) at end of period                        $   275       ($    16)
                                                         =======        =======














            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                           March 31, 2002 (Unaudited)

1.   General
     -------

     The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the nine month periods ended March 31,
     2002 and 2001, and financial position at March 31, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed financial statements are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2001.

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

     The Company incurred net losses of $2,435,000 and $2,892,000 and used $1,879,000 and $2,271,000 of cash in financing such losses during the nine months ended March 31, 2002 and the year ended June 30, 2001, respectively. As a result, the Company had a deficit in retained earnings of $2,582,000 at March 31, 2002. Based on the Company's current operating plan, which includes the sale of certain non-core assets, management believes existing cash together with cash forecasted by management to be generated by operations and from borrowings under the Company's existing revolving line of credit may be sufficient to meet the Company's cash requirements until at least March 31, 2003. If the financial performance embodied in the Company's operating plan is not achieved, including a substantial reduction in its current operating losses, a cash shortage would occur. In such an event the Company would be required to seek additional debt or equity financing or obtain cash through the sale of assets; however, no assurance can be given that additional financing will be available on acceptable terms or at all or that any potential asset sale will occur. These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying balance sheet does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              GISH BIOMEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                           March 31, 2002 (unaudited)


     Statement of Cash Flows:

     Changes in operating assets and liabilities as shown in the condensed statements of cash flows comprise (in thousands):

                                                     Nine Months Ended March 31,
                                                     ---------------------------
                                                        2002            2001
                                                        ----            ----

     Decrease(increase) in:
       Accounts receivable                            $    622        $   819
       Relocation receivable                                 -       (  1,306)
       Inventories                                         323       (    555)
       Other current assets                           (     73)      (      8)

     Increase (decrease) in:
       Accounts payable                                    874       (    353)
       Accrued compensation and related items         (     60)      (     77)
       Accrued relocation liabilities                 (     58)         1,300
       Other accrued liabilities                             5       (    152)
                                                       -------        -------

     Net change in operating assets and liabilities    $ 1,633       ($   332)
                                                       =======        =======

     The Company did not pay any federal income taxes during the nine month periods ended March 31, 2002 or March 31, 2001. The Company paid interest costs of $74,000 and $23,000 during the nine month periods ended March 31, 2002 and 2001, respectively.

2.   Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                     March 31, 2002
                                                     --------------

                          Raw materials                  $  2,519
                          Work in progress                  1,085
                          Finished goods                    2,150
                                                         --------
                                                         $  5,754
                                                         ========

3.   Amendment of revolving line of credit agreement
     -----------------------------------------------

     In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at March 31, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to obtain an operating profit on a rolling three-month basis, effective August 2002.

     At March 31, 2002 the Company had borrowed $1,616,000 under the revolving line of credit and, would have been entitled to borrow an additional $450,000.

4.   Commitments and Contingencies
     -----------------------------

     During the three months ended March 31, 2001, the Company relocated to a new operating facility in Rancho Santa Margarita, California.

     Costs for the construction of improvements to the new facility totaled approximately $1,800,000 of which $200,000 is included in accrued relocation liabilities at March 31, 2002. The Company has excluded from the improvement construction costs at March 31, 2002, approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company.

     The net gain on relocation of $426,000 recorded in the period ended March 31, 2001 is comprised of cash incentives of $1,850,000 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236,000 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write-off of assets of $662,000 consisting principally of leasehold improvements, costs associated with the physical move of $200,000, unabsorbed overhead incurred during the period of reduced production of $300,000 and costs related to temporary production facilities of $498,000.

5.   Loss per share
     --------------

     The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results
-------  -----------------------------------------------------------------------
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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three and nine month periods ending March 31, 2002 with the three and nine month periods ended March 31, 2001. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
----------------------

The Company incurred a net loss of $793,000, or $.22 basic and diluted net loss per share, for the three months ended March 31, 2002 compared to a net loss of $627,000, or $.17 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the nine months ended March 31, 2002, the Company incurred a net loss of $2,435,000, or $.68 basic and diluted net loss per share, compared to a net loss of $1,558,000 or $.43 basic and diluted net loss per share, for the nine months ended March 31, 2001.

The net loss for the three and nine months ended March 31, 2001 after eliminating non-recurring items was $753,000 and $1,684,000, respectively, or $.21 and $.47 per share.

In March 2001, the Company identified slow moving and obsolete inventory of $300,000 that consisted of custom tubing packs and other items that the Company wrote off in conjunction with the relocation to its new facilities. This charge is included in cost of sales in the three months ended March 31, 2001. Also in March 2001 the Company recorded a net gain on relocation of $426,000. This gain is comprised of cash incentives of $1,850,000 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236,000 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write off of assets of $662,000 consisting principally of leasehold improvements, costs associated with the physical move of $200,000, unabsorbed overhead incurred during the period of reduced production of $300,000 and costs related to temporary production facilities of $498,000. The Company completed its use of the temporary facilities in April 2001.

The Company had sales of $4,041,000 for the three months ended March 31, 2002 compared to sales of $4,519,000 for the comparable period in the prior fiscal year. For the nine months ended March 31, 2002, the Company had sales of $11,927,000 compared to sales of $13,296,000 for the nine months ended March 31, 2001.

The $478,000 net sales decrease for the quarter ended March 31, 2002 compared to the quarter ended March 31, 2001 included a general reduction of sales volume across all product lines.

The net sales decrease for the nine months ended March 31, 2002, compared to the nine months ended March 31, 2001, continued the trend of a general reduction of sales volume across all product lines, except for oxygenator sales.

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

The Company believes that sales have also been negatively affected by the growing trend to perform cardiac surgery without stopping the heart ("Beating Heart"), the growing demand for products to have a biocompatible coating ("Coated Products") and by doubt of its ability to continue as a going concern. Beating Heart cardiac surgery may be involved in 10% to 20% of the cardiac surgeries currently performed in the United States of America. The Company has a biocompatible coating under development, but does not currently offer Coated Products. The Company believes its lack of Coated Products may have contributed to its inability to retain certain customers and prevented the opportunity to acquire certain new customers. While the current effect on the Company's sales of the demand for Coated Products cannot be determined, if the Company is unable to develop Coated Products and the demand for Coated Products continues to increase, the lack of Coated Products could have a significant negative impact on future Company sales.

The reduction in sales of products, other than oxygenators, also resulted from factors which include a loss of market share in these products and a shift in customer purchasing patterns from separate components to integrated oxygenator systems which include those components.

Oxygenator sales were $1,363,000 for the three months ended March 31, 2002 compared to $1,492,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, oxygenator sales were $3,970,000 compared to $3,899,000 for the comparable period in the prior fiscal year.

Gross profit decreased to $999,000 for the three months ended March 31, 2002 compared to $1,007,000 (after adjustment for previously discussed non-recurring items) for the three months ended March 31, 2001. For the nine months ended March 31, 2002, gross profit was $2,621,000 compared to $3,374,000 (after adjustment for previously discussed non-recurring items) for the nine months ended March 31, 2001. The primary cause of the gross profit decrease was the decrease in sales compared to the prior year periods, and the continued increase in the percentage of total sales derived from sales of oxygenators, on which the Company achieves a lower gross profit percentage than its other product groups.

Selling and marketing expenses for the three months ended March 31, 2002 were $1,042,000 and $997,000 for the three months ended March 31, 2001. Selling and marketing expenses for the nine months ended March 31, 2002 were $2,995,000 compared to $3,024,000 for the nine months ended March 31, 2001. The decline in selling and marketing expenses results primarily from the decline in revenue and decreased commissions on sales, partially offset by $73,000 of severance costs related to the restructure or its sales organization during the three months ended March 31, 2002.

Research and development expenses for the three months ended March 31, 2002 were $296,000 compared to $270,000 for the three months ended March 31, 2001. Research and development expenses for the nine months ended March 31, 2002 were $806,000 compared to $747,000 for the comparable period in the prior year. The increase in research and development expenses results from increased product development activity related to the completion of a new cardioplegia device, which the Company, on April 10, 2002, was granted clearance by the FDA to sell in the United States of America, and the development of a biocompatible coating for the Company's oxygenator and custom cardiovascular tubing systems.

For the three months ended March 31, 2002, general and administrative expenses were $425,000 compared to $447,000 for the three months ended March 31, 2001. For the nine months ended March 31, 2002, general and administrative expenses were $1,189,000 compared to $1,296,000 for the nine month period ended March 31, 2001. The decrease from the prior year periods is primarily due to the timing of expenses.

To reduce the current level of operating losses being incurred by the Company and the cash requirement to fund those losses, effective April 2002 the Company restructured its sales organization to return to greater representation by distributors and manufacturer's representatives instead of by a direct sales force. This change resulted in the elimination of seven direct sales positions. During the same period, the Company also restructured its non-production work force, resulting in the elimination of 17 positions. Effective April 15, 2002 the Company had 115 employees. Severance costs related to these decisions totaled $95,000 and have been included in the three month period ended March 31, 2002.

The cost effect of the restructure can not be determined at this time. However, the Company expects a 15% reduction in future selling and marketing expenses and a 10% reduction in future research and development expenses. The Company also expects the restructure to increase future gross profit by in excess of 1% of sales.

Liquidity and Capital Resources:
--------------------------------

At March 31, 2002, the Company had cash of $275,000.

For the nine months ended March 31, 2002 net cash used in operating activities was $246,000 compared to $1,748,000 for the nine months ended March 31, 2001. The decrease in cash used by operating activities, compared to the comparable period in the prior year, results primarily from the Company's ability to reduce inventory in the nine months ended March 31, 2002, compared to an increase in inventory in the nine months ended March 31, 2001, which was related to the build-up of inventory in anticipation of the relocation of the Company to a new facility, and increased trade payable financing.

Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through March 31, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, a cash shortage would occur earlier and it would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential asset sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at March 31, 2002 presented elsewhere in this Form 10-QSB does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

PART II.   OTHER INFORMATION
--------   -----------------

ITEM 6.    Exhibits and Reports on Form 8-K
-------    --------------------------------

   a.    Exhibits

            None

   b.    Reports on Form 8-K

            None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                                  GISH BIOMEDICAL, INC.





Date: May 13, 2002                               /s/ Leslie M. Taeger
                                                 -----------------------------
                                                 Leslie M. Taeger
                                                 Vice President/CFO