Form 10KSB
period 2002-06-30
GISH BIOMEDICAL INC
filed 2002-09-26
CIK 700945

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                   Form 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
      For the fiscal year ended June 30, 2002
                                -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                         Commission file number 0-10728

                              GISH BIOMEDICAL, INC.
                 (Name of Small Business Issuer in Its Charter)

         CALIFORNIA                                           95-3046028
-------------------------------                          ---------------------
(State or other jurisdiction of                              (IRS Employer
 incorporation or organization)                           Identification No.)

                               22942 Arroyo Vista
                        Rancho Santa Margarita, CA 92688
          ------------------------------------------------------------
          (Address of Principal Executive Offices, Including Zip Code)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of issuer's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ X]

Issuer's revenues for the fiscal year ended June 30, 2002 were approximately $16,410,000.

As of September 6, 2002 there were 3,592,145 shares of common stock outstanding. The aggregate market value of the common stock held by non-affiliates of the issuer, based upon the closing price on the NASDAQ SmallCap Market of $.25 on September 6, 2002 was approximately $544,000.

Transitional Small Business Disclosure Format    Yes    No X
                                                    ---   ---

DOCUMENTS INCORPORATED BY REFERENCE
       Document              Where Incorporated
       --------              ------------------

         None.

                              GISH BIOMEDICAL, INC.

                                      INDEX



Part I:                                                                     Page

    Item 1.  Description of Business                                           3
    Item 2.  Description of Property                                          15
    Item 3.  Legal Proceedings                                                15
    Item 4.  Submission of Matters to a Vote of Security Holders              15

Part II:

    Item 5.  Market for Common Equity and Related Stockholder Matters         16
    Item 6.  Management's Discussion and Analysis of Financial Condition and
             Results of Operations                                            16
    Item 7.  Financial Statements                                             20
    Item 8.  Changes in and Disagreements With Accountants on Accounting
             and Financial Disclosure                                         35

Part III:

    Item 9.  Directors, Executive Officers, Promoters and Control Persons;
             Compliance with  Section 16(a) of the Exchange Act               36
    Item 10. Executive Compensation                                           37
    Item 11. Security Ownership of Certain Beneficial Owners and Management   40
    Item 12. Certain Relationships and Related Transactions                   41

Part IV:

    Item 13. Exhibits and Reports on Form 8-K                                 42

                                     PART I

ITEM  1.  DESCRIPTION OF BUSINESS

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

Custom tubing set sales were approximately $3,528,000 and $4,294,000 in fiscal 2002 and 2001, respectively (equal to 21% and 24% of net sales, respectively, in each of such years).

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

Cardiotomy sales were approximately $767,000 and $795,000 for fiscal years ended June 30, 2002 and 2001 respectively (equal to 5% and 4% of net sales, respectively, in each of such years).

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

Oxygenator sales were approximately $5,507,000 and $5,516,000 in fiscal 2002 and 2001, respectively (equal to 34% and 31% of net sales, respectively, in each of such years).

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

CAPVRF44 - The Company's CAPVRF44 hardshell venous reservoir combines a 360(0) rotational, top-entry 1/2" inlet for unrestricted venous drainage and a high performance cardiotomy compartment with six sucker inlet ports to handle all of the blood coming from the surgical field. Gish has incorporated the advantages of the depth filter in its cardiotomies into the CAPVRF44 for reduced hold-up volumes, making more blood available to the patient. With an operating capacity of 4400 ml, the CAPVRF44 also has the capacity to handle high blood volume procedures such as valve replacements and second surgeries.

The CAPVRF44 is a perioperative device, capable of operating in both the Operating Room and Recovery Room. Following surgery, through a simple conversion process, the CAPVRF44 collects blood shed from the chest cavity and removes unwanted debris before the filtered blood is reinfused back into the patient. Blood recovery and autotransfusion through the CAPVRF44's closed system limits hospital staff exposure to potential blood infections. Recovered blood may be reinfused continuously, intermittently, or not at all, in support of all patients' religious beliefs, including Jehovah's Witnesses. The CAPVRF44's dual role means fewer homologous blood products are needed, further reducing surgical costs and improving patient safety.

With an estimated 80% of the market using hardshell reservoirs, the combination of the Vision oxygenator and the hardshell CAPVRF44 reservoir provides the
Company with the products to effectively meet the needs of the 400,000 open-heart procedures performed in the U.S. and the 600,000 procedures performed worldwide annually.

Cardioplegia Delivery Systems - Cardioplegia encompasses several techniques employed in open-heart surgery to preserve, protect and manage the heart tissue. The technique typically involves the use of a chilled solution which is infused into the heart through the coronary arteries to cool the heart and reduce heart activity and metabolism. However, there are many different techniques utilized, depending on the physician and patient needs. The use of these techniques significantly reduces damage to heart tissue during surgery, enhances restoration of heart function and helps return the patient to a normal heartbeat when the surgical procedure is complete.

Gish has developed a complete line of cardioplegia delivery systems, including a new cardioplegia device, which the Company, on April 10, 2002, was granted clearance by the FDA to sell in the United States of America. Additionally, the new cardioplegia device is CE marked, allowing sale in Europe. Multiple systems are required for this technique due to varying physician preferences. Gish's original offerings for this procedure were a series of reservoirs with a recirculation valve (CPS) and a series of cooling coils (CCS series). The Company has since developed a line of cardioplegia systems and heat exchangers designed to utilize a blood and potassium mixture and allow the surgeon to quickly change the temperature delivered to the patient.

Cardioplegia system sales were approximately $1,715,000 and $2,313,000 for fiscal years 2002 and 2001, respectively (equal to 10% and 13% of net sales, respectively, in each of such years).

Oxygen Saturation Monitor - In February 1992, the Company introduced a digital blood saturation monitor for open-heart surgery, the StatSatTM. The StatSat is an electronic device which measures the oxygen content of the patient's blood during surgery. These readings are taken continuously and the StatSatTM plots the course of the blood oxygen saturation during the surgery. Although the StatSat is reusable, it uses a disposable sensor for each surgery.

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

The Hemed VasPort and VasTack are alternative vascular access products used for extended long-term infusion management and are designed to complement the Hemed catheter lines. The VasPort is a device implanted entirely under the skin and consists of a small reservoir with a diaphragm and catheter. The VasPort is accessed by the VasTack, a small patented non-coring needle system, which penetrates the skin and the diaphragm of the VasPort reservoir. Drugs are readily infused through the VasTack, into the reservoir and then into the catheter. When the infusion is complete the VasTack is removed and the skin acts as a natural barrier against infection. Single and double reservoir VasPorts are available in both titanium and lightweight engineered plastics.

Catheter and port sales were approximately $871,000 and $930,000 for fiscal year 2002 and 2001, respectively (equal to 5% of net sales, in each of such years).

Orthofuser -The patented OrthofuserTM is designed for post-operative use in orthopedic surgeries such as hip and knee replacements and provides for the safe recovery and transfusion of the patient's own blood. This product is well suited for orthopedic procedures, as it is portable and incorporates its own internal vacuum source. Salvaging and reusing as little as 500 cc's of blood post surgically may be enough to avoid the use of donor blood in these types of surgeries.

Orthofuser sales were approximately $1,039,000 and $1,304,000 for fiscal years 2002 and 2001, respectively (equal to 6% and 7% of net sales, respectively, in each of such years).

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

The Company is currently engaged in the development of a biocompatible coating for the Company's cardiovascular products. If the Company is unable to develop a biocompatible coating and obtain clearance by the FDA of its use in the United States of America, Gish's business could be materially adversely affected.

Gish's research and development expenditures for the years ended June 30, 2002 and 2001 were $1,024,000 and $1,107,000, respectively.

Marketing and Distribution
The Company introduced the Vision Oxygenator to those domestic geographic regions which are represented by direct salespersons and distributors who did not market a competitive oxygenator in the third quarter of fiscal 1998.

Internationally, the Company is represented by specialty medical distributors in over fifty countries around the world. The Company's international sales represented 19% of total sales in fiscal 2002 and fiscal 2001. International sales of the Company's new Vision Oxygenator commenced in September 1997.

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

The Company is obligated to pay royalties on several of its products. The Company's aggregate royalty expenses were $28,000 and $29,000 for the years ended June 30, 2002 and 2001, respectively.

Working Capital and Financing of Operations
Gish finances operations primarily through cash flow generated by sales of Gish's products. Gish seeks to increase its sales by developing new products, increasing market share for existing products and acquiring new products.

In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at June 30, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to obtain an operating profit on a rolling three-month basis, effective March 2003.

At June 30, 2002 the Company had borrowed $1,455,000 under the revolving line of credit and, would have been entitled to borrow an additional $601,000.

Customer Information
The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 2002, the Company believes it has no significant concentrations of credit risk.

One sales representative organization comprised 14.5% of the Company's net sales in fiscal 2002 and 11% in fiscal 2001. The Company believes that the loss of this sales representative organization would not have a material effect on its business.

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

Employees

As of June 30, 2002, Gish had 116 full-time employees, of whom 8 were engaged in sales and sales management, 96 were engaged in manufacturing and the remainder in marketing, research and development, administrative and executive positions. The Company believes that its relationship with its employees is excellent. None of the Company's employees are represented by a labor union.

International Operations
Sales to foreign  customers,  primarily in Europe and Asia,  were  approximately
$3,138,000   and  $3,491,000  in  the  years  ended  June  30,  2002  and  2001, respectively (equal to 19% of net sales, in each of such years). Operating profits as a percentage of sales on foreign sales approximate operating profits on domestic sales. All international transactions are conducted in U.S. dollars, thus reducing the risk from currency fluctuations.

Gish does not have any facilities, property or other assets, excepting sales representative supplies, located in any geographic area other than California, where its offices, manufacturing and warehousing premises are located.

RISK FACTORS

The following factors should be considered carefully in evaluating the Company and its business:

This Report on Form 10-KSB contains certain forward-looking statements that are based on current expectations. In light of the important factors that can materially affect results, including those set forth in this paragraph and below, the inclusion of forward-looking information herein should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved. The Company may encounter competitive, technological, financial and business challenges making it more difficult than expected to continue to develop and market its products; the market may not accept the Company's existing and future products; the Company may be unable to retain existing key management personnel; and there may be other material adverse changes in the Company's operations or business. Certain important factors affecting the forward-looking statements made herein include, but are not limited to (i) continued downward pricing pressures in the Company's targeted markets, (ii) the continued acquisition of the Company's customers by certain of its competitors, and (iii) continued periods of net losses, which could require the Company to find additional sources of financing to fund operations, implement its financial and business strategies, meet anticipated capital expenditures and fund research and development costs. Assumptions relating to budgeting, marketing, product development and other management decisions are subjective in many respects and thus susceptible to interpretations and periodic revisions based on actual experience and business developments, the impact of which may cause the Company to alter its marketing, capital expenditure or other budgets, which may in turn affect the Company's financial position and results of operations. The reader is therefore cautioned not to place undue reliance on forward-looking statements contained herein, which speak solely as of the date of this Form 10-KSB. The Company assumes no responsibility to update any forward-looking statements as a result of new information, future events, or otherwise.

Liquidity

We have reported net losses in the last six fiscal years and may continue to report net losses through at least the fiscal year ending June 30, 2003. We cannot assure you that our revenue will be maintained at the current level or increase in the future, and we may never achieve sustained profitability.

The Company completed its relocation to a new operating facility in the April 2001. At June 30, 2002 unpaid relocation costs of $322,000 are included in accrued relocation liabilities. Additionally, the Company has excluded from the costs recorded for the construction improvements at June 30, 2002 approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company and the issue is scheduled for arbitration in October 2002. Upon resolution of this issue the current Landlord will reimburse the Company $156,000 for leasehold improvements, which is included in relocation receivable at June 30, 2002.

Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through June 30, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, a cash shortage would occur earlier and it would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential asset sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at June 30, 2002 presented elsewhere in this Form 10-KSB does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty. The report of our independent auditors contains an explanatory paragraph that highlights this uncertainty.

Competition
The medical device industry in general, and the market for products for use in cardiovascular surgery in particular, is intensely competitive and characterized by rapid innovation and technological advances. Product differentiation and performance, client service, reliability, cost and ease of use are important competitive considerations in the medical device industry. The Company expects that the current high levels of competition and technological change in the medical device industry in general, and the cardiovascular surgery products industry in particular, will continue to increase. Several companies offer devices which compete with devices manufactured by the Company, including Jostra-Bentley, COBE Cardiovascular, a division of Sorin Biomedica, Terumo, Medtronic, Inc. and Stryker Surgical. Most of the Company's competitors have longer operating histories and significantly greater financial, technical, research, marketing, sales, distribution and other resources than the Company. In addition, the Company's competitors have greater name recognition than the Company and frequently offer discounts as a competitive tactic. There can be no assurance that the Company's current competitors or potential future competitors will not succeed in developing or marketing technologies and products that are more effective or commercially attractive than those that have been and are being developed by the Company or that would render the Company's technologies and products obsolete or noncompetitive, or that such companies will not succeed in obtaining regulatory approval for, introducing or commercializing any such products prior to the Company. Any of the above competitive developments could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Dependence on International Sales
International net revenues accounted for approximately 19% of the Company's total net sales in fiscal 2002 and 2001. International sales are subject to a number of inherent risks, including the impact of possible recessionary environments in economies outside the U.S., unexpected changes in regulatory requirements and fluctuations in exchange rates of local currencies in markets where the Company sells its products. While the Company denominates all of its international sales in U.S. dollars, a relative strengthening in the U.S. dollar would increase the effective cost of the Company's products to international customers. The foregoing factors could reduce international sales of the Company's products and could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Product Liability Risk; Limited Insurance Coverage
The manufacture and sale of medical products entail significant risk of product liability claims. The Company maintains insurance with respect to such claims, but there can be no assurance that the Company's existing annual insurance coverage limits of $3 million per occurrence and $3 million in the aggregate will be adequate to protect the Company from any liabilities it might incur in connection with the clinical trials or sales of its products. In addition, the Company may require increased product liability coverage if and when products under development are successfully commercialized. Such insurance is expensive and in the future may not be available on acceptable terms, or at all. A successful product liability claim or series of claims brought against the Company in excess of its insurance coverage, could have a material adverse effect on the Company's business, financial condition and results of operations.

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

Adverse effects of Delisting
On February 14, 2002 the Company received notification from NASDAQ that the bid price for the Company's shares of common stock had closed at less than $1.00 per share for over 30 consecutive days of trading and, as a result, did not comply with Marketplace Rule 4310(c)(4). The Company was allowed 180 days to regain compliance. On August 14, 2002 the Company received notification from NASDAQ that it had not regained compliance but pursuant to Rule 4310(c)(8)(D) the Company would be provided an additional 180 days, February 10, 2003, to regain compliance. To regain compliance the bid price of the Company's shares of common stock must close at $1.00 per share or greater for a minimum of 10 consecutive trading days before February 10, 2003. Additionally, on July 26, 2002 the
Company received notification from NASDAQ that the Company's common stock had not maintained a minimum market value of publicly held shares (MVPHS) of $1,000,000 as required by Marketplace Rule 4310(c) (8)(B). The Company has until October 24, 2002, to regain compliance. To regain compliance, the MVPHS must be $1,000,000 for a minimum of 10 consecutive trading days. Based upon the publicly traded shares at September 6, 2002, a minimum share price of $.46 is required. If compliance is not achieved during either or these periods, NASDAQ will notify the Company that the Company's securities will be delisted. If the Company's securities are delisted, the market price and liquidity of the Company's shares of common stock could be adversely affected.

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

ITEM 3.   LEGAL PROCEEDINGS

The Company completed its relocation to a new operating facility in the April 2001. At June 30, 2002 unpaid relocation costs of $322,000 are included in accrued relocation liabilities. Additionally, the Company has excluded from the costs recorded for the construction improvements at June 30, 2002 approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company and the issue is scheduled for arbitration in October 2002. Upon resolution of this issue the current Landlord will reimburse the Company $156,000 for leasehold improvements, which is included in relocation receivable at June 30, 2002.

The Company is not a party to any other legal proceedings other than ordinary routine litigation incidental to its business.

ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to the security holders during the fourth quarter of the fiscal year ended June 30, 2002.

                                     PART II

ITEM 5.   MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The Company's common stock is traded on the NASDAQ SmallCap Market System under the symbol "GISH". The table below sets forth the high and low per share closing prices during each quarter of the last two fiscal years as reported by NASDAQ.

                                 Fiscal 2002                   Fiscal 2001

Quarter ended               High             Low            High          Low
--------------------------------------------------------------------------------

September 30              $  1.13          $  .78        $  2.55       $  2.13
December 31                  1.00             .76           2.25           .81
March 31                      .93             .51           1.94           .84
June 30                       .63             .37           1.57          1.00

The Company has not previously paid any dividends on its common stock and does not anticipate that it will do so in the foreseeable future. As of September 6, 2002, there were approximately 217 holders of record of the Company's common stock.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the year ended June 30, 2002 with the year ended June 30, 2001. This discussion should be read in conjunction with the financial statements and associated notes.

RESULTS OF OPERATIONS:

Year Ended June 30, 2002 vs. Year Ended June 30, 2001

The Company incurred a net loss of $2,730,000, or $.76 basic and diluted net loss per share, for the fiscal year ended June 30, 2002, compared to a net loss of $2,892,000, or $.81 basic and diluted net loss per share, for the fiscal year ended June 30, 2001.

In June 2002 the Company reached a settlement with a vendor related to substandard parts furnished by the vendor which required the Company to incur additional inspection, testing and rework costs. The vendor agreed to make a cash payment to the Company of $100,000, which was received during August 2002, and forgive an outstanding accounts payable balance of $32,000. The effect of the settlement has been included as a reduction of cost of goods sold for the year ended June 30, 2002.

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

After adjustment for the 2001 non-recurring items, the net losses for 2002 and 2001 are comparable. However, to reduce the current level of operating losses being incurred by the Company and the cash requirement to fund those losses, effective April 2002 the Company restructured its sales organization to return to greater representation by distributors and manufacturer's representatives instead of by a direct sales force. This change resulted in the elimination of eight direct sales positions. During the same period, the Company also restructured its non-production work force, resulting in the elimination of 17 positions. For the quarter ended June 30, 2002 the Company had sales of $4,483,000 and reduced its quarterly net loss, excluding the effect of the vendor settlement, to $427,000. The reader is cautioned that the results for the quarter ended June 30, 2002 may not be indicative of future results.

Net sales decreased to $16,410,000 for the year ended June 30, 2002 from $18,017,000 for the year ended June 30, 2001. The $1,607,000 net decrease included a $766,000 decrease in sales of Custom Cardiovascular Tubing Systems and, a $598,000 decrease in sales of Cardioplegia Delivery Systems. The decrease in Custom Cardiovascular Tubing Systems resulted primarily from the acquisition of our customers by our competitors. The decline in Cardioplegia Delivery Systems resulted primarily for the declining market appeal of our Straight Shot cardioplegia device. The Company has developed a new cardioplegia device, which, on April 10, 2002, was granted clearance by the FDA for sale in the United States of America. Additionally, the new cardioplegia device is CE marked, allowing sale in Europe.

A majority of the Company's sales are derived from products used in the open-heart bypass circuit which is employed when a patient's heart is stopped during cardiac surgery. In response to the events which occurred on September 11, 2001, most healthcare facilities immediately ceased non-emergency surgeries in an effort to conserve the nations blood supply and reserve their care capacity for potential future emergency needs. The Company experienced a significant reduction in orders in September 2001, which in turn had the effect of September revenue being approximately $500,000 lower than the prior months revenue and budgeted revenue. In 2002 the Company was negatively affected by the economic downturn which followed the events which occurred on September 11, 2001.

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

Gross profit decreased to $3,603,000 for the fiscal year ended June 30, 2002, compared to $4,300,000 (after adjustment for previously discussed non-recurring items) for the fiscal year ended June 30, 2001. The primary factors in the gross profit decrease was the decline in sales and shift in product mix to oxygenators from other products with higher margins.

Selling and marketing expenses for the fiscal year ended June 30, 2002 were $3,587,000 compared to $4,132,000 for the fiscal year ended June 30, 2001. The decline in selling and marketing expenses results primarily from decreased commissions on sales resulting from the decline in revenue, and the effect of the restructure of its sales organization in April 2002.

Research and development expenses for the fiscal year ended June 30, 2002 were $1,024,000 compared to $1,107,000 for the comparable period in the prior year. The decrease in expense from 2001 to 2002 resulted from the April 2002 staff reduction.

For the fiscal year ended June 30, 2002, general and administrative expenses were $1,627,000 compared to $1,765,000 for the fiscal year ended June 30, 2001.

Liquidity and Capital Resources
At June 30, 2002, the Company had cash of $158,000.

For the year ended June 30, 2002 net cash used in operating activities was $192,000 compared to $632,000 for the year ended June 30, 2001. The decrease in cash used by operating activities, results primarily from the Company's ability to reduce its operating losses and increased use of trade credit. Liquidity and cash flow of the Company were materially affected by its ability to reduce its inventory level, $1,761,000 in the year ended June 30, 2002 and $1,844,000 in the year ended June 30, 2001. The reductions were the result of management efforts, a movement to a more "just in time" purchasing and production plan and, in the year ended June 30, 2002, the decline in revenue from the prior year. The Company believes it will continue to reduce inventory levels in the year ended June 30, 2003, but achieve a substantially smaller inventory level reduction than achieved in the years ended June 30, 2002 and 2001.

Net cash used by investing activities for the year ended June 30, 2002 was $421,000 compared to net cash used by investing activities of $1,530,000 for the year ended June 30, 2001. The decrease in cash used by investing activities compared to the prior year resulted primarily from capital improvements made to the Company's new operating facility which was completed in fiscal 2001, and increased lease security deposits required by the Company's new facility leases.

For the year ended June 30, 2002 net cash provided by financing activities was $661,000 compared to net cash provided by financing activities of $795,000 for the year ended June 30, 2001 and is due to the net borrowings on its revolving line of credit.

In December 2000 the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at June 30, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to obtain an operating profit on a rolling three-month basis, effective March 2003.

At June 30, 2002 the Company had borrowed $1,455,000 under the revolving line of credit and, would have been entitled to borrow an additional $601,000.

The Company completed its relocation to a new operating facility in the April 2001. At June 30, 2002 unpaid relocation costs of $322,000 are included in accrued relocation liabilities. Additionally, the Company has excluded from the costs recorded for the construction improvements at June 30, 2002 approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company and the issue is scheduled for arbitration in October 2002. Upon resolution of this issue the current Landlord will reimburse the Company $156,000 for leasehold improvements, which is included in relocation receivable at June 30, 2002.

Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through June 30, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, a cash shortage would occur earlier and would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential assets sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at June 30, 2002 presented elsewhere in this Form 10-KSB does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Critical accounting policies
We have identified the policy below as critical to our business operations and the understanding of our results of operations. See also the notes to the Financial Statements. Note that our preparation of this Annual Report on Form 10-KSB requires us to make estimates and assumptions that affect the reported amount of assets and liabilities, disclosure of contingent assets and liabilities at the date of our financial statements, and the reported amounts of revenue and expenses during the reporting period. There can be no assurance that actual results will not differ from those estimates.

Inventory Valuation
Excess and obsolete inventory is primarily the result of changing market or customer demands. We make provisions for excess and obsolete inventory based on regular reviews of quantities on hand and the latest forecast of product demand and production requirements from our customers. If actual market conditions or our customers' product demands are less favorable than those projected, additional write-downs may be required.

ITEM 7.   FINANCIAL STATEMENTS


                         REPORT OF INDEPENDENT AUDITORS

Board of Directors
Gish Biomedical, Inc.

We have audited the accompanying balance sheet of Gish Biomedical, Inc. as of June 30, 2002, and the related statements of operations, shareholders' equity, and cash flows for each of the two years in the period ended June 30, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Gish Biomedical, Inc. at June 30, 2002 and the results of its operations and its cash flows for each of the two years in the period ending June 30, 2002, in conformity with accounting principles generally accepted in the United States.

The accompanying financial statements have been prepared assuming that Gish Biomedical, Inc. will continue as a going concern. As discussed in Note 1 to the financial statements the Company has incurred recurring losses and has limited available cash resources at June 30, 2002. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 1. The financial statements do not include any adjustments to reflect the possible future effects on the recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.


                                                     /s/ ERNST & YOUNG LLP



Orange County, California
August 30, 2002

                              GISH BIOMEDICAL, INC.

                                  BALANCE SHEET

                               As of June 30, 2002
                             (dollars in thousands)

ASSETS
Current assets:
 Cash                                                                  $    158
 Accounts receivable, net of allowance for doubtful accounts of $177      2,674
 Relocation receivable                                                      156
 Inventories                                                              4,313
 Other current assets                                                       106
                                                                       --------
  Total current assets                                                    7,407
                                                                       --------

Property and equipment:
 Leasehold improvements                                                   2,182
 Machinery and equipment                                                  2,069
 Molds, dies and tooling                                                  3,895
 Vehicles                                                                    65
 Office furniture and equipment                                           1,372
                                                                       --------
  Total property and equipment                                            9,583

Less accumulated depreciation                                         (   6,727)
                                                                       --------

  Net property and equipment                                              2,856

Other assets, net of accumulated patent amortization of $315                474
                                                                       --------
  Total assets                                                         $ 10,737
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
 Revolving line of credit                                              $  1,455
 Accounts payable                                                           875
 Accrued compensation and related items                                     292
 Accrued relocation liabilities                                             322
 Other accrued liabilities                                                   45
                                                                       --------
  Total current liabilities                                               2,989
                                                                       --------

Deferred rent                                                                93
Commitments
Shareholders' equity:
 Preferred stock, 1,500,000 shares authorized; no shares outstanding          -
 Common stock, no par value, 7,500,000 shares authorized;
 3,592,145 shares issued and outstanding                                 10,532
 Retained earnings (deficit)                                          (   2,877)
                                                                       --------
  Total shareholders' equity                                              7,655
                                                                       --------
  Total liabilities and shareholders' equity                           $ 10,737
                                                                       ========

See accompanying notes.

                              GISH BIOMEDICAL, INC.

                            STATEMENTS OF OPERATIONS

                       Years Ended June 30, 2002 and 2001
                 (In thousands, except share and per share data)


                                                       2002              2001
                                                     ---------        ---------

Net sales                                            $  16,410        $  18,017

Cost of sales                                           12,807           14,017
                                                     ---------        ---------

 Gross profit                                            3,603            4,000

Operating expenses:

 Selling and marketing                                   3,587            4,132

 Research and development                                1,024            1,107

 General and administrative                              1,627            1,765
                                                     ---------        ---------

  Total operating expenses                               6,238            7,004
                                                     ---------        ---------

Operating loss                                      (    2,635)      (    3,044)

Gain on relocation, net                                      -              125

Interest expense, net                               (       95)      (       13)
                                                     ---------        ---------

  Net loss                                          ($   2,730)      ($   2,892)
                                                     =========        =========

Net loss per share - basic and diluted              ($     .76)      ($     .81)
                                                     =========        =========

Basic and diluted weighted average common shares     3,592,145        3,592,145
                                                     =========        =========





See accompanying notes.

                              GISH BIOMEDICAL, INC.

                       STATEMENTS OF SHAREHOLDERS' EQUITY

                       Years Ended June 30, 2002 and 2001
                        (In thousands, except share data)



                                                                          Accumulated
                                 Common Stock              Retained          Other
                            -------------------------
                            Number of                      Earnings      Comprehensive
                             Shares          Amount        (Deficit)         Loss          Total

Balance at June 30, 2000    3,592,145      $  10,532       $ 2,745       ($      17)     $ 13,260

Comprehensive loss:

      Unrealized gains/loss
       securities                   -              -             -               17            17

      Net loss                      -              -      (  2,892)               -     (   2,892)

Total comprehensive loss            -              -             -                -     (   2,875)
                            ---------      ---------       -------        ---------      --------

Balance at June 30, 2001    3,592,145         10,532      (    147)               -        10,385

Comprehensive loss:

      Net loss                      -              -      (  2,730)               -     (   2,730)

Total comprehensive loss            -              -             -                -     (   2,730)
                            ---------      ---------       -------        ---------      --------

Balance at June 30, 2002    3,592,145      $  10,532      ($ 2,877)       $       -      $  7,655
                            =========      =========       =======        =========      ========













See accompanying notes.

                              GISH BIOMEDICAL, INC.

                            STATEMENTS OF CASH FLOWS

                       Years Ended June 30, 2002 and 2001
                                 (in thousands)


                                                                 2002             2001
                                                               --------         --------

OPERATING ACTIVITIES
   Net loss                                                   ($  2,730)        ($  2,892)
   Adjustments to reconcile net income to net cash used in
     operating activities:
     Depreciation                                                   685               713
     Amortization                                                     6                 6
     Gain on disposal of assets                               (       3)                -
     Deferred rent                                                   50                27
     Gain on relocation,  net                                         -         (     125)
     Changes in operating assets and liabilities                  1,800             1,639
                                                               --------          --------
Net cash used in operating activities                         (     192)        (     632)
                                                               --------          --------

INVESTING ACTIVITIES
   Maturity of investments                                            -               885
   Purchase of property and equipment, net                    (     434)        (   1,996)
   Increase of other long-term assets                         (      13)        (     419)
                                                               --------          --------
Net cash used in investing activities                         (     421)        (   1,530)
                                                               --------          --------

FINANCING ACTIVITIES
   Net borrowings on line of credit                                 661               795
                                                               --------          --------
Net cash provided by financing activities                           661               795
                                                               --------          --------

Net increase (decrease) in cash and cash equivalents                 48         (   1,367)

Cash and cash equivalents at beginning of year                      110             1,477
                                                               --------          --------

Cash and cash equivalents at end of year                       $    158          $    110
                                                               ========          ========





See accompanying notes.

                              GISH BIOMEDICAL, INC.

                          NOTES TO FINANCIAL STATEMENTS

                       Years Ended June 30, 2002 and 2001
         (In thousands, except share, per share and square footage data)


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

The Company incurred net losses of $2,730 and $2,892, and used $1,992 and $2,271 of cash in financing such losses during the years ended June 30, 2002 and 2001, respectively. As a result, the Company has cash of $158 and a deficit in retained earnings of $2,877 at June 30, 2002. Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through June 30, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including a substantial reduction in its current level of operating losses, a cash shortage would occur earlier and it would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential assets sale will occur.

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

The accounting policies that affect the more significant elements of the accompanying financial statements are summarized below:

Fair Value of Financial Instruments

The fair value of cash, receivables and payables at June 30, 2002 approximate their carrying amount due to the short maturities of these items. Based upon borrowing rates currently available to the Company for loans with similar terms, the carrying value of its debt obligation approximates fair value.

                              GISH BIOMEDICAL, INC.

1. Summary of Significant Accounting Policies (continued)

Inventories

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and consists of the following at June 30, 2002:

        Raw materials                                                 $  2,056
        Work in progress                                                   921
        Finished goods                                                   1,336
                                                                      --------

        Total inventories                                             $  4,313
                                                                      ========

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

Upon sale, the Company's products are primarily delivered by common carriers to the Company's customers. Generally, the customer specifies the delivery method and is responsible for delivery costs. Very often the customer specifies the delivery method and requests the Company pay the delivery costs and then invoice the delivery costs to the customer. Delivery costs billed to customers for the year ended June 30, 2002 of $475 and for the year ended June 30, 2001 of $569 have been recorded as a reduction of cost of sales in the respective years. The difference between the actual cost to the Company and the amounts billed to customers is not material.

Research and Development Costs

Research and development costs related to the development of new products and improvements of existing products are expensed as incurred.

Advertising Costs

The Company expenses advertising costs as incurred. Advertising expense for fiscal 2002 and fiscal 2001 were $25 and $144, respectively.

                              GISH BIOMEDICAL, INC.

Net Loss per Share

The Company computes net loss per share in accordance with SFAS No. 128, "Earnings per Share". Under the provisions of SFAS No. 128, basic and diluted net loss per share in loss periods is computed by dividing the net loss available to holders of common stock for the period by the weighted average number of shares of common stock outstanding during the period. The calculation of diluted net loss per share excludes potential shares of common stock if their effect is anti-dilutive. Potential shares of common stock consists of shares of common stock (440,834 shares at June 30, 2002) issuable upon the exercise of stock options.


                                                         2002            2001
                                                         ----            ----

Numerator for basic and diluted loss per share        ($   2,730)    ($   2,892)
                                                       =========      =========

Denominator for basic net loss per share-weighted-
 average shares                                        3,592,145      3,592,145
Effect of dilutive securities                                  -              -
                                                       ---------      ---------
Denominator for diluted net loss per share-adjusted
 weighted-average shares                               3,592,145      3,592,145
                                                       =========      =========
Net loss per share-basic and diluted                  ($     .76)    ($     .81)


Statement of Cash Flows

Changes in operating assets and liabilities:

                                                          2002            2001
                                                          ----            ----

    Accounts receivable                                 $    244       $    572
    Relocation receivable                                      -      (     156)
    Inventories                                            1,761          1,844
    Other current assets                               (      22)            44
    Accounts payable                                         151      (     881)
    Accrued compensation and related items             (     261)     (      17)
    Accrued relocation liabilities                     (     102)           424
    Other accrued liabilities                                 29      (     191)
                                                        --------       --------
    Net change in operating assets and liabilities      $  1,800       $  1,639
                                                        ========       ========

                              GISH BIOMEDICAL, INC.

The Company paid $3 and $5 in federal and state income tax during the years ended June 30, 2002 and 2001, respectively. The Company paid interest costs of $106 and $47 during the years ended June 30, 2002 and 2001.

During the year ended June 30, 2000, the Company recognized a $17 unrealized loss in its short-term investments that were classified as available-for-sale. The loss was realized during the year ended June 30, 2001.

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

2. Revolving Line of Credit

In December 2000, the Company entered into a $2,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at June 30, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000, and to obtain an operating profit on a rolling three-month basis, effective March 2003.

At June 30, 2002 the Company had borrowed $1,455 under the revolving line of credit and, would have been entitled to borrow an additional $601.

3. Analysis of Reserve Accounts

                                           Balance at     Additions
                                          Beginning of    Charged to                  Balance at
                                              Year         Expense      Deductions    End of Year
                                          -------------------------------------------------------
Allowance for doubtful accounts:
    June 30, 2002                            $  198         $   15        $   36        $  177
    June 30, 2001                            $  156         $   60        $   18        $  198
Reserve for inventory:
    June 30, 2002                            $  850         $   96        $  210        $  736
    June 30, 2001                            $1,323         $  404        $  877        $  850
Valuation reserve for deferred tax assets:
    June 30, 2002                            $3,954         $  945        $  ---        $4,899
    June 30, 2001                            $2,923         $1,031        $  ---        $3,954


                              GISH BIOMEDICAL, INC.

4. Benefit Plan

The Company has a Salary Reduction Profit Sharing Plan ("the Plan"), established under Section 401(k) of the Internal Revenue Code, in which all employees are eligible to participate. Total Company contributions to the Plan were $39 and $36 for fiscal years ended June 30, 2002 and 2001, respectively.

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

A reconciliation of the income tax benefit using the federal statutory rate to the book provision for income taxes follows as of years ended June 30:

                                                         2002           2001
                                                         ----           ----

          Income tax at statutory rate                ($   928)      ($   983)
          State tax, net of federal benefit                  -              -
          Other, net                                  (     17)      (     48)
          Valuation allowance                              945          1,031
                                                       -------        -------
                                                       $     -        $     -
                                                       =======        =======

At June 30, 2002, the Company has unused net operating loss carryforwards of approximately $10,936 and $6,350 for federal and California income tax purposes, respectively. The Company also has alternative minimum tax credit carryforwards of approximately $100 and $108 for federal and California tax purposes, respectively. As of June 30, 2002, the valuation allowance fully offsets the Company's net deferred tax assets because management cannot assess that it is more likely than not that they will be utilized.

                              GISH BIOMEDICAL, INC.

5. Taxes Based on Income (continued)

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes. The components of the net deferred tax asset at June 30, 2002 and 2001 consist of the following:

                                                     2002                2001
                                                     ----                ----

      Net operating loss carryforward               $ 4,280           $  3,209
      Book over tax depreciation/amortization      (    118)         (     114)
      Inventory capitalization                          400                433
      Reserves and accruals                             405                467
      State taxes                                  (    276)         (     251)
      Tax credit carryforward                           208                210
                                                    -------           --------

      Total net deferred tax assets                   4,899              3,954
                                                    -------           --------

      Less valuation allowance                     (  4,899)         (   3,954)
                                                    -------           --------

      Net deferred tax assets                       $     -           $      -
                                                    =======           ========

6. Segment Information

The Company operates in one industry segment, the manufacture of medical devices which are marketed principally through domestic and international distributors. The Company performs ongoing credit evaluations and maintains allowances for potential credit losses. As of June 30, 2002, the Company believes it has no significant concentrations of credit risk. One sales representative organization comprised 14.5% of the Company's net sales in fiscal 2002 and 11% in fiscal 2001.

Sales to foreign customers (primarily in Europe and Asia) aggregated approximately $3,138 in 2002 and $3,491 in 2001. All sales are transacted in United States dollars, accordingly the Company is not subject to foreign currency risks.

7. Stock Option Plan

The Company has an Officers, Directors and Key Employee Incentive Plan (the "1981" Plan) authorizing stock options, stock bonuses and cash incentive awards, an Incentive Stock Option, Non-qualified Stock Option and Restricted Stock Purchase Plan - 1987 (the "1987 Plan") authorizing stock options and rights to purchase restricted stock, an Amended 1997 Stock Incentive Plan (the "Amended 1997 Plan"), a Non Qualified Stock Option Agreement (the "2000 Agreement"), and a Non-Qualified Stock Option Agreement (the "2001" Agreement). Stock options granted under these Plans may be either incentive stock options as defined in the Internal Revenue Code ("incentive options"), or options that do not qualify as incentive options ("non-qualified options"). The number of shares of the Company's common stock approved for issuance under the 1981 Plan, the 1987 Plan, the Amended 1997 Plan, the 2000 Agreement, and the 2001 Agreement is 487,500, 1,025,000, 500,000, 190,000, and 100,000 respectively.

                              GISH BIOMEDICAL, INC.

7. Stock Option Plan (continued)

The following table summarizes information about stock options outstanding under the 1981, 1987 and 1997 plans and the 2000 and 2001 Agreements combined:

                                                                  Weighted
                                                 Number of     Average Exercise
                                                  Shares           Price
                                                ----------     ----------------

Options outstanding at June 30, 2000             406,750          $  2.87
   Granted                                       256,000             2.28
   Canceled                                     (161,324)            2.68
   Exercised                                           -                -
                                                 -------          -------

Options outstanding at June 30, 2001             501,416             2.63
   Granted                                        25,000              .98
   Canceled                                     (185,582)            2.26
   Exercised                                           -                -
                                                 -------          -------

Options outstanding at June 30, 2002             440,834          $  2.27
                                                 =======          =======

As of June 30, 2002, 440,834 options are outstanding of which 305,459 are exercisable. Additionally, 315,417 options remain available for grant. At June 30, 2002 the 1987 Plan has no options available for grant and options for 1,334 shares are outstanding and exercisable. As of June 30, 2001, 216,916 options were exercisable and 200,167 options were available for grant.

The weighted average fair values of options granted were $.72 and $1.59 in fiscal 2002 and 2001, respectively.

A summary of options outstanding and exercisable as of June 30, 2002 follows:


                                    Weighted-
                                    Average      Weighted-Average                      Weighted-
     Options     Exercise Price     Exercise        Remaining          Options          Average
   Outstanding        Range          Price       Contractual Life    Exercisable     Exercise Price
----------------------------------------------------------------------------------------------------
    100,000       $ .96 -  .96        $ .96           9.11              100,000         $ .96
     25,000       $1.05 - 1.05        $1.05           9.15                    0             -
    100,250       $2.38 - 2.38        $2.38           8.00               39,875         $2.38
      1,334       $2.72 - 2.72        $2.72            .13                1,334         $2.72
      5,000       $2.75 - 2.75        $2.75           1.53                5,000         $2.75
      9,250       $2.81 - 2.81        $2.81            .99                9,250         $2.81
     10,000       $2.87 - 2.87        $2.87           1.00               10,000         $2.87
    190,000       $3.00 - 3.00        $3.00           7.88              140,000         $3.00


                              GISH BIOMEDICAL, INC.

8. Accounting for Stock Based Compensation

Adjusted pro forma information regarding net income (loss) and per share amounts, determined as if the Company had accounted for its employee stock options under the fair value method of Statement No. 123, is required when an enterprise elects the disclosure only provision of that Statement of Financial Accounting Standards. The fair value of options was estimated at the date of grant using a Black-Scholes option pricing model with the following weighted average assumptions for 2002: risk free interest rate of 4.0% a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of 1.08 and a weighted-average expected life of the option of 3.8 years, and 2001: risk free interest rate of 5.0%, a dividend yield of 0%, volatility factors of the expected market price of the Company's common stock of .95 and a weighted-average expected life of the option of 3.8 years.

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

Pro forma disclosures required by Statement No. 123 include the effects of all stock option awards granted by the Company from July 1, 1995 through June 30, 2002. For purposes of pro forma disclosures, the estimated fair value of the options is amortized to expense over the options' vesting period. The Company's pro forma information follows:

                                                    2002            2001
                                                  --------        --------

          Pro forma net loss                     ($  2,935)      ($  3,069)
          Pro forma diluted loss per share       ($    .82)      ($    .85)

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

                              GISH BIOMEDICAL, INC.

9. Early Lease Termination (continued)

The net gain on relocation of $125 recorded in the current period is comprised of cash incentives of $1,850 to vacate the Irvine facility before the expiration of the lease and the recognition of a gain of $236 related to the unamortized portion of deferred rent expense, offset by the costs associated with the relocation. These costs included the write-off of assets of $662, consisting principally of leasehold improvements, costs associated with the physical move of $297, unabsorbed overhead incurred during the period of reduced production of $400, costs related to temporary production facilities of $390 and other costs associated with the relocation of $214. Unpaid costs of $322 at June 30, 2002 are included in accrued relocation liabilities.

10. Commitments and Contingencies

Operating Leases

In conjunction with the early lease termination the Company entered into a lease during October 2000 for a 52,000 square foot facility in Rancho Santa Margarita, California. This new lease expires in February 2011 and contains a five-year renewal option. The lease provides for initial monthly payments, commencing February 2001, of approximately $34 with annual increases, based on the Consumer Price Index, but in no event less than 3% or more than 5% per annum ($35 at June 30, 2002).

A letter of credit in the amount of $300 was posted as a security deposit for this lease with the Company pledging as collateral a certificate of deposit in a like amount. The security deposit was reduced to $195 in February 2002 and is to be reduced to $90 during February 2003, based on provisions contained in the lease. The new landlord agreed to reimburse the Company $156 for leasehold improvements, which is included in the relocation receivable at June 30, 2002. Costs for the construction of improvements totaled approximately $1,800 of which $164 is included in accrued relocation liabilities at June 30, 2002. The Company has excluded from the costs for the construction improvements at June 30, 2002, approximately $300 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company.

In November 2000, the Company entered into a lease for an additional 23,000 square foot facility in Irvine, California for storage of finished goods inventory. This lease expires in January 2006 and contains a five-year renewal option. The lease provides initial monthly payments commencing January 2001, of approximately $12, increased 3% annually ($13 at June 30, 2002). The lease required a security deposit of $30 and prepayment of approximately $37 ($13 remaining at June 30, 2002) representing the first, thirteenth and twenty-fifth months' rent.

                              GISH BIOMEDICAL, INC.

10. Commitments and Contingencies (continued)

Aggregate future minimum rental payments on a cash basis required under operating leases for the Rancho Santa Margarita and Irvine facilities are as follows:

                  Fiscal year            Rancho Santa
                 ended June 30,           Margarita          Irvine
                ------------------------------------------------------
                      2003                $    422          $   140
                      2004                     435              158
                      2005                     448              163
                      2006                     461               82
                      2007                     475                -
                Thereafter                   1,822                -
                                           -------          -------
                                           $ 4,063          $   543
                                           =======          =======

Rent expense charged to operations was $609 and $650 for the years ended June 30, 2002 and 2001.

Litigation

The Company completed its relocation to a new operating facility in the April 2001. At June 30, 2002 unpaid relocation costs of $322 are included in accrued relocation liabilities. Additionally, the Company has excluded from the costs recorded for the construction improvements at June 30, 2002 approximately $300 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company and the issue is scheduled for arbitration in October 2002. Upon resolution of this issue the current Landlord will reimburse the Company $156 for leasehold improvements, which is included in relocation receivable at June 30, 2002.

The Company is party to various other legal actions arising in the ordinary course of its business. The Company believes that the resolution of these legal actions will not have a material adverse effect on the Company's financial position, results of operations or cash flows.

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

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Inapplicable.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Directors of the Registrant
The following persons are currently serving on the Board of Directors of the Company until the Company's next Annual Meeting of Shareholders:

    Name                Principal Occupation             Age     Director Since
-------------------------------------------------------------------------------
Ray R. Coulter         Practicing Attorney in Rancho      69          1979
                       Mirage, California
John W. Galuchie, Jr.  President, T.R. Winston &          49          1999
                       Company, Inc.
John S. Hagestad       Managing Director, Sares/Regis     55          1979
                       Group
Kelly D. Scott         President and Chief Executive      46          2000
                       Officer of the Company


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

Executive Officers of the Registrant



                                                                   First Year
     Name            Position with Company              Age      Elected Office
-------------------------------------------------------------------------------

Kelly D. Scott       President and Chief Executive       46           2000
                     Officer of the Company
Leslie M. Taeger     Chief Financial Officer             52           2000

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires the Company's directors and executive officers, and persons who beneficially own more than ten percent of the Company's common stock, to file reports of holdings and transactions in the Company's shares with the SEC. Based on Gish's records and other information, Gish believes that in fiscal 2002 Gish's directors and executive officers met all applicable SEC filing requirements.

ITEM 10. EXECUTIVE COMPENSATION

Summary Compensation Table. The following table sets forth the aggregate compensation for services rendered in all capacities during the fiscal years ended June 30, 2002, 2001 and 2000 of all persons serving as Chief Executive Officer and all other executive officers whose salary and bonus exceeded $100,000 (the "Named Executive Officers").

                           SUMMARY COMPENSATION TABLE

                                                                       Long-Term
                                                                       Compensa-
                                     Annual Compensation                 tion
                  -----------------------------------------------------------------
                                                      Other Annual    Securities   All Other
    Name and                              Bonus       Compensation    Underlying   Compensation
Principal Position    Year    Salary ($)  ($) (1) (4)    ($) (2)      Option (#)     ($) (3)
-----------------------------------------------------------------------------------------------
Kelly D. Scott,       2002     180,000         -          6,332         100,000             -
 President and        2001     180,000         -          4,512         190,000             -
 CEO                  2000      22,500    20,000            752               -             -

Jack W. Brown,        2001     100,000         -              -               -             -
 Former President     2000     118,958         -          3,332               -        15,629
 and CEO

Leslie M. Taeger,     2002     150,000         -          3,812               -           250
 Chief Financial      2001     118,750    10,900          3,120          25,000           250
 Officer

James R. Talevich,    2000     126,583         -              -          35,000           250
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

(2)  Other  Annual  Compensation   consists  of  the  personal  use  portion  of
     Company-provided automobiles and premiums paid on executive insurance.

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

Stock Options Granted During Fiscal 2002. The following table shows information regarding stock options granted to the Named Executive Officers during fiscal 2001.

                        OPTION GRANTS IN LAST FISCAL YEAR
                               (Individual Grants)


                     Number of
                     Securities    % of total Options
                     Underlying        Granted to
                   Options Granted    Employees in   Exercise or Base
       Name            (#) (1)         Fiscal Year    Price ($/Share)   Expiration Date
----------------------------------------------------------------------------------------

Kelly D. Scott        100,000              80%             $.96            8/7/2011


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Values. The following table sets forth, for each of the Named Executive Officers named in the Summary Compensation Table above, each exercise of stock options during the year ended June 30, 2002 and the year-end value of unexercised options:



                                             Number of Securities
                     Shares                 Underlying Unexercised           Value of Unexercised
                    Acquired                       Options                   In-the-Money Options
                       on          Value    at Fiscal Year End 2001         at Fiscal Year End 2001
                    Exercise      Realized  Exercisable Unexercisable      Exercisable Unexercisable
    Name               (#)         ($)(1)      (#)          (#)            ($)(2)             ($)(2)
----------------------------------------------------------------------------------------------------

Kelly D. Scott          -             -      240,000       50,000             -                 -

Jack W. Brown           -             -            -            -             -                 -

Leslie M. Taeger        -             -       15,000       10,000             -                 -



(1)  Excess of market price over exercise price, on the date of exercise.
(2) Value of unexercised in-the-money options is based on Nasdaq's closing price on June 28, 2002 ($.37 per share).

Compensation of Directors

Effective February 1, 1999, the Board approved the waiver of Directors' compensation until such time as the Company returns to profitability. Subsequent to this date, because of the continued operating losses and management turnover experienced by the Company, the Board requested that John W. Galuchie, Jr., become actively involved in the operations of the Company. In return for the ongoing services provided by Mr. Galuchie, the Board authorized the Company to pay Mr. Galuchie a monthly fee of $8,000 and to reimburse Mr. Galuchie's Company related travel expenses. Fees earned by Mr. Galuchie totaled $96,000 in both 2002 and 2001.

Information   Regarding   Compensation    Committee   Interlocks   and   Insider
Participation

The Compensation Committee is a standing committee of the Board of Directors of the Company. The Compensation Committee is responsible for establishing and evaluating the effectiveness of compensation policies and programs for the Company and for making determinations regarding the compensation of the Company's executive officers, subject to review by the full Board of Directors. During the fiscal year ended June 30, 2002, the members of the Committee were John S. Hagestad and Ray R. Coulter, both of whom are non-employee directors of the Company.

No member of the Compensation Committee is a former or current officer or employee of the Company or a subsidiary of the Company. Furthermore, there are no Compensation Committee interlocks between the Company and other entities involving the Company's executive officers and board members.

Board Compensation Committee Report on Executive Compensation

During fiscal years 2000 and 2001 the Company employed a new Chief Executive Officer and a new Chief Financial Officer. The compensation of these officers were based on negotiated employment contracts which were subsequently approved by the Board of Directors. Accordingly, no report was issued by the Compensation Committee for the fiscal years ended June 30, 2002 or June 30, 2001.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of September 6, 2002 except as otherwise indicated, regarding the beneficial ownership of common stock of the Company by (i) each person who is known to the Company to be the beneficial owner of 5% or more of the Company's common stock, (ii) each director of the Company, (iii) certain executive officers of the Company and (iv) all directors and executive officers as a group. To the Company's knowledge, the beneficial owners named in the table have sole voting and investment power with respect to the shares.


                                                 Shares Beneficially  Percent of
                        Name                            Owned          Class (1)
   -----------------------------------------------------------------------------

   Asset Value Fund Limited Partnership               590,400            16%
   376 Main Street
   Bedminster, NJ 07921

   Craig Corporation                                  583,900 (2)        16%
   550 South Hope Street, Suite 1825
   Los Angeles, CA 90071

   Dimensional Fund Advisors, Inc.                    229,600             6%
   1299 Ocean Avenue
   Santa Monica, CA 90401

   Ray R. Coulter                                       9,178 (3)          *

   John W. Galuchie, Jr.                              590,400 (4)        16%

   John S. Hagestad                                   139,190 (5)         4%

   Kelly D. Scott                                     343,300 (6)         9%

   Leslie M. Taeger                                    45,000 (7)         1%

   All directors and executive officers as a group  1,127,068 (8)        29%

----------------
* Less than 1%

(1) Percent of the outstanding shares of Common Stock, treating as outstanding all shares issuable upon exercise of options held by particular beneficial owners that are included in the first column.

(2) Craig Corporation is beneficial owner of Common Stock of Gish Biomedical, Inc. through its controlling interest in Citadel Holding Corporation.

(3)  Includes 5,000 shares subject to options exercisable currently.

(4) Mr. Galuchie is deemed to be the beneficial owner of Common Stock of Gish Biomedical, Inc. through his position as Treasurer and Secretary of Asset Value Management, Inc. the sole general partner of Asset Value Fund Limited Partnership.

(5)  Includes 5,000 shares subject to options exercisable currently.

(6)  Includes 240,000 shares subject to options exercisable currently.

(7) Includes 45,000 shares subject to options exercisable currently or within 60 days.

(8) Includes 295,000 shares subject to options exercisable currently or within 60 days.

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

             3.3 Certificate of Amendment of Articles of Incorporation, as filed with the California Secretary of State on December 19, 1988, incorporated herein by this reference to Exhibit 3.3 to the Company's Report on Form 10-K for the year ended June 30, 1990.

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

             10.14* Kelly  D.  Scott,  President  and  Chief  Executive  Officer
                    Employment Agreement dated May 15, 2000, incorporated herein by this reference to the Company's Report on Form 10-KSB for the year ended June 30, 2000.


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

             10.20* Kelly  D.  Scott,  President  and  Chief  Executive  Officer
                    Amended Employment Agreement dated August 9, 2001.

             10.21* Form  of  Amended 1997 Stock  Incentive  Plan (the  "Amended
                    1997 Plan").

             21.1   Subsidiaries of the Company - None

        (A)  Exhibits
             --------
          The  following  Exhibits  are  filed  as part of this  Report:

             99.1 Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002**

        (B)  Reports on Form 8-K
             -------------------
          No reports on Form 8-K were filed by the Company during the quarterly period ended June 30, 2002.

--------------------
*Management contract or compensatory plan or arrangement.
** Filed herewith.

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Commission Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              GISH BIOMEDICAL, INC.
                                              REGISTRANT



Date: September 26, 2002                      By: /s/ LESLIE M. TAEGER
                                                  --------------------------
                                                  LESLIE M. TAEGER
                                                  Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


Signature                       Title                         Date

/s/ JOHN W. GALUCHIE, JR.       Director, Chairman of the     September 26, 2002
--------------------------      Board
JOHN W. GALUCHIE, JR.


/s/ JOHN S. HAGESTAD            Director                      September 26, 2002
--------------------------
JOHN S. HAGESTAD

/s/ RAY R. COULTER              Director                      September 26, 2002
--------------------------
RAY R. COULTER

/s/ KELLY D. SCOTT              Director, President and Chief September 26, 2002
--------------------------      Executive Officer
KELLY D. SCOTT                  (Principal Executive Officer)



/s/ LESLIE M. TAEGER            Chief Financial Officer       September 26, 2002
--------------------------      (Principal Financial Officer
LESLIE M. TAEGER                and Principal Accounting
                                Officer)

                                 CERTIFICATIONS

I, Kelly D. Scott, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Gish Biomedical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



September 26, 2002                   /s/ KELLY D. SCOTT
                                     --------------------------
                                     Kelly D. Scott
                                     President/Chief Executive Officer

                                 CERTIFICATIONS

I, Leslie M. Taeger, certify that:

1.   I have reviewed this annual report on Form 10-KSB of Gish Biomedical, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;



September 26, 2002                   /s/ LESLIE M. TAEGER
                                     --------------------------
                                     Leslie M. Taeger
                                     Chief Financial Officer

                                                                    Exhibit 99.1

 CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO SECTION
                      906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Kelly D. Scott, the President and Chief Executive Officer of Gish Biomedical, Inc., (the "Company"), and Leslie M. Taeger, the Chief Financial Officer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Annual Report on Form 10-KSB for the period ended June 30, 2002, to which this Certification is attached as Exhibit 99.1 (the "Periodic Report"), fully complies with the requirements of Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.


Dated:   September 26, 2002


/s/ Kelly D. Scott
---------------------------
Kelly D. Scott
President and Chief Executive Officer



/s/ Leslie M. Taeger
---------------------------
Leslie M. Taeger
Chief Financial Officer