Form 10QSB
period 2002-09-30
GISH BIOMEDICAL INC
filed 2002-11-08
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended:  September 30, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
       -------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         California                                          95-3046028
-------------------------------                        -----------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                           Identification Number)

          22942 Arroyo Vista, Rancho Santa Margarita, California 92688
              -------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                        ---------------------------------
                           (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of November 1, 2002, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes    No X
                                                               ---   ---

PART I  -  FINANCIAL INFORMATION
-------    ---------------------
ITEM 1. -  Financial Statements
-------    --------------------

                              GISH BIOMEDICAL, INC.

                             CONDENSED BALANCE SHEET

                            As of September 30, 2002
                                   (Unaudited)

(In thousands, except share data)

ASSETS
Current assets:
  Cash                                                                 $    224
  Accounts receivable, net                                                2,389
  Relocation receivable                                                     156
  Inventories                                                             3,926
  Other current assets                                                      166
                                                                       --------
    Total current assets                                                  6,861

Property and equipment, at cost                                           9,567
  Less accumulated depreciation                                       (   6,870)
                                                                       --------
    Net property and equipment                                            2,697
Other assets                                                                467
                                                                       --------
    Total assets                                                       $ 10,025
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

  Revolving line of credit                                             $    533
  Accounts payable                                                        1,213
  Accrued compensation and related items                                    325
  Accrued relocation liabilities                                            306
  Other accrued liabilities                                                  59
                                                                       --------
    Total current liabilities                                             2,436
Deferred rent                                                               104
                                                                       --------
    Total liabilities                                                     2,540
                                                                       --------
Shareholders' equity:
    Preferred stock, 1,500,000 shares authorized; no shares outstanding
    Common stock, no par value, 7,500,000 shares authorized,
      3,592,145 shares issued and outstanding                            10,532
    Accumulated deficit                                               (   3,047)
                                                                       --------
    Total shareholders' equity                                            7,485
                                                                       --------
    Total liabilities and shareholders' equity                         $ 10,025
                                                                       ========



            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

                 Three months ended September 30, 2002 and 2001
                                   (Unaudited)

(In thousands, except share and per share data)

                                                2002               2001
                                              ---------         ---------

Net sales                                     $   4,176         $   3,848
Cost of sales                                     3,075             3,076
                                              ---------         ---------
  Gross profit                                    1,101               772

Operating expenses:

  Selling and marketing                             564               989
  Research and development                          219               253
  General and administrative                        468               402
                                              ---------         ---------

    Total operating expenses                      1,251             1,644
                                              ---------         ---------

Operating loss                               (      150)       (      872)
Interest expense, net                        (       20)       (       15)
                                              ---------         ---------
Net loss                                     ($     170)       ($     887)
                                              =========         =========

Net loss per share - basic and diluted       ($     .05)       ($     .25)
                                              =========         =========
Basic and diluted weighted average
  common shares                               3,592,145         3,592,145
                                              =========         =========

















            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                 Three months ended September 30, 2002 and 2001
                                   (Unaudited)

(In thousands)
                                                            2002        2001
                                                           -------     -------
OPERATING ACTIVITIES:
  Net loss                                                ($   170)   ($  887)
  Adjustments:
    Depreciation                                               172        172
    Amortization                                                 1          1
    Gain on disposal of assets                            (      3)         -
    Deferred rent                                               11         14
    Changes in operating assets and liabilities                980        693
                                                           -------     ------
Net cash provided by (used in) operating activities            991    (     7)
                                                           -------     ------

INVESTING ACTIVITIES
  Purchases of property and equipment, net                (      9)   (   158)
  Decrease (increase) of other long-term assets                  6    (     6)
                                                           -------     ------
Net cash used in investing activities                     (      3)   (   164)
                                                           -------     ------

FINANCING ACTIVITIES
  Net borrowings (repayments) on line of credit           (    922)        22
                                                           -------     ------
Net cash provided by (used in) financing activities       (    922)        22
                                                           -------     ------

Net increase (decrease) in cash and cash equivalents            66    (   149)

Cash and cash equivalents at beginning of period               158        110
                                                           -------     ------

Cash and cash equivalents (overdraft) at end of period     $   224    ($   39)
                                                           =======     ======













            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                         September 30, 2002 (Unaudited)

1.   General
     -------

     The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the three month periods ended September 30, 2002 and 2001, and financial position at September 30, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed financial statements are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2002.

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

     The Company incurred a net loss of $170,000 for the three months ended September 30, 2002, but actually generated $11,000 of cash from the losses. However, the Company incurred a net loss of $2,730,000 for the year ended June 30, 2002 and used $1,992,000 in financing those losses. As a result, the Company had a deficit in retained earnings of $3,047,000 at September 30, 2002. Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through September 30, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including maintaining or reducing its current level of operating losses, a cash shortage could occur earlier and it would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential assets sale will occur.

     These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed balance sheet does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              GISH BIOMEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                         September 30, 2002 (unaudited)


     Statement of Cash Flows
     -----------------------

     Changes in operating assets and liabilities as shown in the condensed statements of cash flows comprise (in thousands):

                                               Three Months Ended September 30,
                                               --------------------------------
                                                   2002              2001
                                                  ------            ------

Decrease(increase) in:

Accounts receivable                               $   284          $   384
Relocation receivable                                   -                -
Inventories                                           386              428
Other current assets                             (     59)               7

Increase (decrease) in:

Accounts payable                                      338               28
Accrued compensation and related items                 32         (    125)
Accrued relocation liabilities                   (     16)        (     39)
Other accrued liabilities                              15               10
                                                  -------          -------

Net change in operating assets and liabilities    $   980          $   693
                                                  =======          =======

     The Company did not pay any federal income taxes during the three month periods ended September 30, 2002 and 2001. The Company paid interest costs of $22,000 and $20,000 during the three month periods ended September 30, 2002 and 2001, respectively.

2.   Inventories
     -----------

     Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                                       September 30, 2002
                                                       ------------------

                Raw materials                               $  1,754
                Work in progress                                 970
                Finished goods                                 1,202
                                                            --------
                                                            $  3,926
                                                            ========

3.   Revolving line of credit agreement
     ----------------------------------

     In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at September 30, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to achieve net income on a rolling three-month basis, effective March 2003.

At September 30, 2002 the Company had borrowed $533,000 under the revolving line of credit and, would have been entitled to borrow an additional $1,649,000.

4.   Commitments and Contingencies
     -----------------------------

During the three months ended March 31, 2001, the Company relocated to a new operating facility in Rancho Santa Margarita, California.

Costs for the construction of improvements to the new facility totaled approximately $1,800,000 of which $148,000 is included in accrued relocation liabilities at September 30, 2002. The Company has excluded from the improvement construction costs at September 30, 2002, approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company and the issue is scheduled for arbitration in January 2003. Upon resolution of this issue the current landlord will reimburse this Company $156,000 for leasehold improvements, which is included in relocation receivable at September 30, 2002.

5.   Loss per share
     --------------

     The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

6.   Subsequent Event - Merger Agreement
     -----------------------------------

     Effective October 25, 2002, the Company entered into an Agreement to convert all of its outstanding shares of common stock into shares of common stock of CardioTech International, Inc. (CTE). The Agreement provides for the issuance of shares of common stock of CTE equal to the adjusted tangible net book value of the Company at September 30, 2002 ($7,292,000) and for the market value of CTE common shares to be set at the average daily closing price for the twenty-five trading days preceding October 25, 2002 ($1.51). As a result, each share of common stock of the Company will be converted into 1.34 shares of common stock of CTE. The Agreement is subject to Shareholder approval and various pre-closing conditions and, accordingly, no assurance can be given that this transaction will be completed or be consummated in the form currently proposed.

7.   Related Party Transaction
     -------------------------

     On July 15, 2002 the Company entered into a one-year Agreement with T. R. Winston & Company, Inc. (TRW) which granted TRW the non-exclusive right to arrange financial transactions for the Company, at a price and on terms satisfactory to the Company. On transactions initiated by TRW, TRW will be due a cash commission based on all consideration paid to or received by the Company. TRW will receive a cash commission of 5% of the first $1,000,000, 4% of the next $1,000,000, 3% of the next $1,000,000, 2% of the next $1,000,000, and 1% of the amounts in excess of $4,000,000.

     TRW initiated the proposed merger transaction between the Company and CTE previously described and according to the terms of the Agreement, would have been due a cash commission of $174,000, if the merger is completed as currently proposed. However, on October 23, 2002 the Company and TRW entered into a Termination Agreement whereby both parties agreed to terminate the previously mentioned one-year Agreement in return for a payment by the Company to TRW of $100,000.

     John W. Galuchie, Jr. is the president of TRW and the Chairman of the Board of Directors of Gish Biomedical, Inc. TRW is affiliated with Asset Value Fund Limited Partnership, who beneficially owns 590,400 shares (16%) of the outstanding common shares of the Gish Biomedical, Inc. John W. Galuchie, Jr. is also Treasurer and Secretary of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.

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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three month period ending September 30, 2002 with the three month period ended September 30, 2001. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
----------------------

The Company incurred a net loss of $170,000, or $.05 basic and diluted net loss per share, for the three months ended September 30, 2002 compared to a net loss of $887,000, or $.25 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

The Company had sales of $4,176,000 for the quarter ended September 30, 2002 compared to sales of $3,848,000 for the comparable quarter in the prior fiscal year.

The $328,000 net sales increase for the quarter ended September 30, 2002 compared to the quarter ended September 30, 2001 included an increase of sales volume across all product lines, except for cardioplegia delivery system sales, which were comparable between periods and HEMED sales which decreased 15% ($29,000).

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

After taking into account the loss of revenue in September 2001 discussed previously, sales by product group for the three month period ended September 30, 2002, except for HEMED, were comparable to the average quarterly sales for the year ended June 30, 2002.

Effective April 2002 the Company restructured its sales organization to return to greater representation by distributors and manufacturer's representatives instead of by a direct sales force. This change resulted in the elimination of eight direct sales positions. During the same period, the Company also restructured its non-production work force, resulting in the elimination of 17 positions.

Gross profit increased to $1,101,000 for the three months ended September 30, 2002 compared to $772,000 for the three months ended September 30, 2001. The primary cause of the gross profit increase was the increase in sales compared to the prior year quarter, and decreased production costs related to the previously mentioned April 2002 personnel charges.

Selling and marketing expenses for the three months ended September 30, 2002 were $564,000 compared to $989,000 for the three months ended September 30, 2001. The decrease is primarily due to decreased costs related to the previously mentioned April 2002 personnel charges.

Research and development expenses for the three months ended September 30, 2002 were $219,000 compared to $253,000 for the three months ended September 30, 2001. The decrease is primarily due to decreased costs related to the previously mentioned April 2002 personnel charges.

For the three months ended September 30, 2002, general and administrative expenses were $468,000 compared to $402,000 for the three months ended September 30, 2001. The $66,000 increase from the prior year period is primarily due to increased legal expenses related to the previously mentioned dispute with the improvement construction contractor over billings for construction of improvements at the Company's Rancho Santa Margarita, California operating facility.

Liquidity and Capital Resources

At September 30, 2002, the Company had cash of $224,000.

For the three months ended September 30, 2002 net cash provided by operating activities was $991,000 compared to net cash used in operating activities of $7,000 for the three months ended September 30, 2001. The increase in cash provided by operating activities, results primarily from the Company's ability to reduce its operating losses and increased use of trade credit. Liquidity and cash flow of the Company were materially affected by its ability to reduce its inventory and accounts receivable levels. The reductions were the result of management efforts and a movement to a more "just in time" purchasing and production plan. The Company believes it will continue to reduce inventory levels, but achieve a substantially smaller quarterly inventory level reduction than achieved in the three months ended September 30, 2002.

Net cash used by investing activities for the three months ended September 30, 2002 was $3,000 compared to net cash used by investing activities of $164,000 for the three months ended September 30, 2001.

For the three months ended September 30, 2002 net cash used in financing activities was $922,000 compared to net cash provided by financing activities of $22,000 for the three months ended September 30, 2001. The increase in net cash used in financing activities is due to repayments on the revolving line of credit.

In December 2000 the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.75% at September 30, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to achieve net income on a rolling three-month basis, effective March 2003.

At September 30, 2002 the Company had borrowed $533,000 under the revolving line of credit and, would have been entitled to borrow an additional $1,649,000.

The Company completed its relocation to a new operating facility in the April 2001. At September 30, 2002 unpaid improvement and relocation costs of $306,000 are included in accrued relocation liabilities. Additionally, the Company has excluded from the costs recorded for the construction improvements at September 30, 2002 approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company and the issue is scheduled for arbitration in January 2003. Upon resolution of this issue the current Landlord will reimburse the Company $156,000 for leasehold improvements, which is included in relocation receivable at September 30, 2002.

Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, including proceeds from the sale of non-core assets, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through September 30, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including maintaining or reducing its current level of operating losses, a cash shortage could occur earlier and would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential assets sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at September 30, 2002 presented elsewhere in this Form 10-QSB, does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Merger
------

Effective October 25, 2002, the Company entered into an Agreement to convert all of its outstanding shares of common stock into shares of common stock of CardioTech International, Inc. (CTE). The Agreement provides for the issuance of shares of common stock of CTE equal to the adjusted tangible net book value of the Company at September 30, 2002 ($7,292,000) and for the market value of CTE common shares to be set at the average daily closing price for the twenty-five trading days preceding October 25, 2002 ($1.51). As a result, each share of common stock of the Company will be converted into 1.34 shares of common stock of CTE. The Agreement is subject to Shareholder approval and various pre-closing conditions and, accordingly, no assurance can be given that this transaction will be completed or be consummated in the form currently proposed.

On July 15, 2002 the Company entered into a one-year Agreement with T. R. Winston & Company, Inc. (TRW) which granted TRW the non-exclusive right to arrange financial transactions for the Company, at a price and on terms satisfactory to the Company. On transactions initiated by TRW, TRW will be due a cash commission based on all consideration paid to or received by the Company. TRW will receive a cash commission of 5% of the first $1,000,000, 4% of the next $1,000,000, 3% of the next $1,000,000, 2% of the next $1,000,000, and 1% of the amounts in excess of $4,000,000.

TRW initiated the proposed merger transaction between the Company and CTE previously described and according to the terms of the Agreement would, have been due a cash commission of $174,000 if the merger is completed as currently proposed. However, on October 23, 2002 the Company and TRW entered into a Termination Agreement whereby both parties agreed to terminate the previously mentioned one-year Agreement in return for a payment by the Company to TRW of $100,000.

John W. Galuchie, Jr. is the president of TRW and the Chairman of the Board of Directors of Gish Biomedical, Inc. TRW is affiliated with Asset Value Fund Limited Partnership, who beneficially owns 590,400 shares (16%) of the outstanding common shares of the Gish Biomedical, Inc. John W. Galuchie, Jr. is also Treasurer and Secretary of Asset Value Management, Inc., the sole general partner of Asset Value Fund Limited Partnership.

Disclosure controls and procedures
----------------------------------

Within the 90 days prior to the date of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's President and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the President and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There were no significant changes in internal controls, or other factors, that could significantly affect these controls, subsequent to the date of the evaluation.

PART II  -  OTHER INFORMATION
-------     -----------------

ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(A)      Exhibits
         --------
         The following Exhibits are filed as part of this Report:

         2.1 - Agreement and Plan of Merger and Reorganization by and among CARDIOTECH INTERNATIONAL, INC., GISH ACQUISITION CORP. and GISH BIOMEDICAL, INC. dated October 25, 2002.

         10.22 - Termination Agreement dated October 23, 2002 between Gish Biomedical, Inc. and T. R. Winston & Company, Inc.

         99.1 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)      Reports on Form 8-K
         -------------------

         No reports on Form 8-K were filed by the Company during the quarterly period ended September 30, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GISH BIOMEDICAL, INC.





Date:  November 8, 2002                     /s/ Leslie M. Taeger
                                            -----------------------------
                                            Leslie M. Taeger
                                            Vice President/CFO

                                 CERTIFICATIONS

I, Kelly D. Scott, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gish Biomedical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                     /s/ KELLY D. SCOTT
                                                     -------------------------
                                                     Kelly D. Scott
                                                     President/Chief Executive
                                                     Officer

                                 CERTIFICATIONS

I, Leslie M. Taeger, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Gish Biomedical, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly represent in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c)   presented  in  this  quarterly   report  our  conclusions   about  the
          effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

November 8, 2002                                   /s/ LESLIE M. TAEGER
                                                   ---------------------------
                                                   Leslie M. Taeger
                                                   Chief Financial Officer

                                                                  Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Kelly D. Scott, the President and Chief Executive Officer of Gish Biomedical, Inc., (the "Company"), and Leslie M. Taeger, the Chief Financial Officer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended September 30, 2002, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

     and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   November 8, 2002


/s/ Kelly D. Scott
-------------------------------------
Kelly D. Scott
President and Chief Executive Officer



/s/ Leslie M. Taeger
-------------------------------------
Leslie M. Taeger
Chief Financial Officer