Form 10QSB
period 2002-12-31
GISH BIOMEDICAL INC
filed 2003-02-12
CIK 700945

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON , D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended:  December 31, 2002

                                       OR

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934
                          Commission File No.: 0-10728

                              GISH BIOMEDICAL, INC.
     ------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                           95-3046028
--------------------------------                       ------------------------
(State or other jurisdiction of                            (I.R.S. Employer
incorporation or organization                           Identification Number)

          22942 Arroyo Vista, Rancho Santa Margarita, California 92688
             -------------------------------------------------------
                    (Address of principal executive offices)

                                 (949) 635-6200
                        ----------------------------------
                           (Issuer's telephone number)

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

     State the number of shares outstanding of each of the issuer's classes of common equity: As of February 7, 2003, the issuer had 3,592,145 shares of its common stock, no par value, outstanding.

Transitional Small Business Disclosure Format (check one):  Yes     No X
                                                                ---   ---

PART I   -  FINANCIAL INFORMATION
------      ---------------------
ITEM 1.  -  Financial Statements
-------     --------------------

                              GISH BIOMEDICAL, INC.

                             CONDENSED BALANCE SHEET

                             As of December 31, 2002
                                   (Unaudited)

(In thousands, except share data)

ASSETS
Current assets:
   Cash                                                                $    257
   Accounts receivable, net                                               2,405
   Relocation receivable                                                    156
   Inventories                                                            3,650
   Other current assets                                                     127
                                                                       --------
     Total current assets                                                 6,595

Property and equipment, at cost                                           9,631
   Less accumulated depreciation                                      (   7,041)
                                                                       --------
     Net property and equipment                                           2,590
Other assets                                                                615
                                                                       --------
     Total assets                                                      $  9,800
                                                                       ========

LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:

   Revolving line of credit                                            $    663
   Accounts payable and other accrued liabilities                         1,164
   Accrued compensation and related items                                   326
   Accrued relocation liabilities                                           306
                                                                       --------
     Total current liabilities                                            2,459
Deferred rent                                                               114
                                                                       --------
     Total liabilities                                                    2,573
                                                                       --------
Shareholders' equity:
   Preferred stock, 1,500,000 shares authorized; no shares outstanding
   Common stock, no par value, 7,500,000 shares authorized,
    3,592,145 shares issued and outstanding                              10,532
   Accumulated deficit                                                (   3,305)
                                                                       --------
     Total shareholders' equity                                           7,227
                                                                       --------
     Total liabilities and shareholders' equity                        $  9,800
                                                                       ========





            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF OPERATIONS

              Three and six months ended December 31, 2002 and 2001
                                   (Unaudited)


                                             Three Months Ended           Six Months Ended
                                                 December 31,                December 31,
                                             2002           2001           2002         2001
                                             ----           ----           ----         ----
(In thousands, except share and
 per share data)

Net sales                                 $   4,260      $  4,038       $   8,436    $    7,886
Cost of sales                                 3,258         3,188           6,333         6,264
                                          ---------      --------       ---------    ----------
  Gross profit                                1,002           850           2,103         1,622

Operating expenses:

  Selling and marketing                         548           964           1,112         1,953
  Research and development                      215           257             434           510
  General and administrative                    479           362             947           764
                                          ---------     ---------       ---------    ----------

    Total operating expenses                  1,242         1,583           2,493         3,227
                                          ---------     ---------       ---------    ----------

Operating loss                           (      240)   (      733)     (      390)  (     1,605)
Interest expense, net                    (       18)   (       22)     (       38)  (        37)
                                          ---------     ---------       ---------    ----------
Net loss                                 ($     258)   ($     755)     ($     428)  ($    1,642)
                                          =========     =========       =========    ==========

Net loss per share - basic and diluted   ($     .07)   ($     .21)     ($     .12)  ($      .46)
                                          =========     =========       =========    ==========
Basic and diluted weighted average
 common shares                            3,592,145     3,592,145       3,592,145     3,592,145
                                          =========     =========       =========     =========
















            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.

                       CONDENSED STATEMENTS OF CASH FLOWS

                   Six months ended December 31, 2002 and 2001
                                   (Unaudited)

(In thousands)                                         2002            2001
                                                       ----            ----
OPERATING ACTIVITIES:
  Net loss                                          ($    428)     ($   1,642)
  Adjustments:
      Depreciation                                        342             342
      Amortization                                          3               3
      Gain on disposal of assets                    (       3)              -
      Deferred rent                                        22              28
      Changes in operating assets and liabilities       1,173           1,354
                                                     --------       ---------
Net cash provided by operating activities               1,109              85
                                                     --------       ---------

INVESTING ACTIVITIES
  Purchases of property and equipment, net          (      74)     (      273)
  Increase of other long-term assets                (     143)     (       68)
                                                     --------       ---------
Net cash used in investing activities               (     217)     (      341)
                                                     --------       ---------

FINANCING ACTIVITIES
  Net borrowings (repayments) on line of credit     (     793)            656
                                                     --------       ---------
Net cash provided by (used in) financing activities (     793)            656
                                                     --------       ---------

Net increase in cash and cash equivalents                  99             400

Cash and cash equivalents at beginning of period          158             110
                                                     --------       ---------

Cash at end of period                                $    257       $     510
                                                     ========       =========















            See accompanying notes to condensed financial statements.

                              GISH BIOMEDICAL, INC.
                     NOTES TO CONDENSED FINANCIAL STATEMENTS
                          December 31, 2002 (Unaudited)

1.  General
    -------

The condensed financial statements included herein have been prepared by the Company, without audit, and include all adjustments which, in the opinion of management, are necessary for a fair presentation of the results of operations and cash flows for the six month periods ended December 31, 2002 and 2001, and financial position at December 31, 2002, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. Although the Company believes that the disclosures in such condensed financial statements are adequate to make the information presented not misleading, these condensed financial statements should be read in conjunction with the Company's financial statements and the notes thereto included in the Company's Annual Report filed with the SEC on Form 10-KSB for the year ended June 30, 2002.

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

The Company incurred net losses of $428,000 and $2,730,000 and used $64,000 and $1,992,000 of cash in financing such losses during the six months ended December 31, 2002 and the year ended June 30, 2002. As a result, the Company had a deficit in retained earnings of $3,305,000 at December 31, 2002. Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through December 31, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including maintaining or reducing its current level of operating losses, a cash shortage could occur earlier and it would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential assets sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The accompanying condensed balance sheet does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

                              GISH BIOMEDICAL, INC.
               NOTES TO CONDENSED FINANCIAL STATEMENTS (continued)
                          December 31, 2002 (Unaudited)


     Statement of Cash Flows
     -----------------------

Changes in operating assets and liabilities as shown in the condensed statements of cash flows comprise (in thousands):

                                                 Six Months Ended December 31,

                                                    2002              2001
                                                  --------          --------

Decrease(increase) in:

Accounts receivable                                $   268           $   404
Relocation receivable                                    -                 -
Inventories                                            663               648
Other current assets                              (     20)         (     53)

Increase (decrease) in:

Accounts payable and other accrued liabilities         244               528
Accrued compensation and related items                  34          (    115)
Accrued relocation liabilities                    (     16)         (     58)
                                                   -------           -------

Net change in operating assets and liabilities     $ 1,173           $ 1,354
                                                   =======           =======

The Company did not pay any federal income taxes during the six month periods ended December 31, 2002 and 2001. The Company paid interest costs of $42,000 and $44,000 during the six month periods ended December 31, 2002 and 2001, respectively.

2.  Inventories
    -----------

Inventories are stated at the lower of cost (first-in, first-out) or net realizable value and are summarized as follows (in thousands):

                                            December 31, 2002
                                            -----------------

                   Raw materials                 $  1,594
                   Work in progress                   846
                   Finished goods                   1,210
                                                 --------
                                                 $  3,650
                                                 ========
3.  Revolving line of credit agreement
    ----------------------------------

In December 2000, the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.25% at December 31, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to achieve net income on a rolling three-month basis, effective March 2003.

At December 31, 2002 the Company had borrowed $663,000 under the revolving line of credit and, would have been entitled to borrow an additional $1,500,000.

4.  Commitments and Contingencies
    -----------------------------

During the three months ended March 31, 2001, the Company relocated to a new operating facility in Rancho Santa Margarita, California.

Costs for the construction of improvements to the new facility totaled approximately $1,800,000 of which $148,000 is included in accrued relocation liabilities at December 31, 2002. The Company has excluded from the improvement construction costs at December 31, 2002, approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company. Binding arbitration of this dispute was completed on February 10, 2003, and the Company expects to receive the arbitrator's decision by February 28, 2003. Upon resolution of this issue the current landlord will reimburse this Company $156,000 for leasehold improvements, which is included in relocation receivable at December 31, 2002.

5.  Loss per share
    --------------

The Company calculates loss per share pursuant to SFAS 128 "Earnings Per Share". Due to the incurrence of losses in each reporting period, there is no difference between basic and diluted per share amounts.

6.  Merger Agreement
    ----------------

Effective October 25, 2002, the Company entered into an Agreement to convert all of its outstanding shares of common stock into shares of common stock of CardioTech International, Inc. (CTE). The Agreement provides for the issuance of shares of common stock of CTE equal to the adjusted tangible net book value of the Company at September 30, 2002 ($7,292,000) and for the market value of CTE common shares to be set at the average daily closing price for the twenty-five trading days preceding October 25, 2002 ($1.51). As a result, each share of common stock of the Company will be converted into 1.34 shares of common stock of CTE. The Agreement is subject to Shareholder approval and various pre-closing conditions and, accordingly, no assurance can be given that this transaction will be completed or be consummated in the form currently proposed. The Company has scheduled a special shareholders' meeting on March 5, 2003 for shareholders to vote on the merger.

At December 31, 2002 the Company had incurred costs of $153,000 related to the merger transaction. The costs are included in other assets at December 31, 2002 and costs totaling $148,000 were unpaid and included in accounts payable and accrued expenses at December 31, 2002.

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

ITEM 2.  -  Management's  Discussion  and Analysis of  Financial  Condition  and
-------     --------------------------------------------------------------------
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

The following is management's discussion and analysis of certain significant factors which have affected the earnings and financial position of the Company during the period included in the accompanying financial statements. This discussion compares the three and six month periods ending December 31, 2002 with the three and six month periods ended December 31, 2001. This discussion should be read in conjunction with the financial statements and associated notes.

Results of Operations:
----------------------

The Company incurred a net loss of $258,000, or $.07 basic and diluted net loss per share, for the three months ended December 31, 2002 compared to a net loss of $755,000, or $.21 basic and diluted net loss per share, for the comparable period in the prior fiscal year.

For the six months ended December 31, 2002, the Company incurred a net loss of $428,000, or $.12 basic and diluted net loss per share, compared to a net loss of $1,642,000 or $.46 basic and diluted net loss per share, for the six months ended December 31, 2001.

The Company had sales of $4,260,000 for the three months ended December 31, 2002 compared to sales of $4,038,000 for the comparable period in the prior fiscal year. For the six months ended December 31, 2002, the Company had sales of $8,436,000 compared to sales of $7,886,000 for the six months ended December 31, 2001.

The $222,000 net sales increase for the quarter ended December 31, 2002 compared to the quarter ended December 31, 2001 included an increase of sales volume across all product lines, except for cardioplegia delivery system sales, which sales decreased 25% ($116,000) and HEMED sales which decreased 18% ($44,000).

The decrease in Cardioplegia delivery system sales was primarily due to the termination of a foreign distributor and the transition to a new distributor. The decrease in HEMED sales was primarily due to expiration of a Taiwan distributor's license to import.

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

After taking into account the loss of revenue in September 2001 discussed previously, sales by product group for the three and six month periods ended December 31, 2002, except for cardioplegia delivery systems and HEMED, were comparable to the average quarterly sales for the year ended June 30, 2002.

Effective April 2002 the Company restructured its sales organization to return to greater representation by distributors and manufacturer's representatives instead of by a direct sales force. This change resulted in the elimination of eight direct sales positions. During the same period, the Company also restructured its non-production work force, resulting in the elimination of 17 positions.

Gross profit increased to $1,002,000 for the three months ended December 31, 2002 compared to $850,000 for the three months ended December 31, 2001. For the six months ended December 31, 2002, gross profit was $2,103,000 compared to $1,622,000 for the six months ended December 31, 2001. The primary cause of the gross profit increase was the increase in sales compared to the prior year periods.

Selling and marketing expenses for the three months ended December 31, 2002 were $548,000 compared to $964,000 for the three months ended December 31, 2001. Selling and marketing expenses for the six months ended December 31, 2002 were $1,112,000 compared to $1,953,000 for the six months ended December 31, 2001. The decline in selling and marketing expenses results primarily from the April 2002 restructure.

Research and development expenses for the three months ended December 31, 2002 were $215,000 compared to $257,000 for the three months ended December 31, 2001. Research and development expenses for the six months ended December 31, 2002 were $434,000 compared to $510,000 for the comparable period in the prior year. The decrease in research and development expenses results from the completion of a new cardioplegia device in April 2002 and the April 2002 restructure.

For the three months ended December 31, 2002, general and administrative expenses were $479,000 compared to $362,000 for the three months ended December 31, 2001. For the six months ended December 31, 2002, general and administrative expenses were $947,000 compared to $764,000 for the six month period ended December 31, 2001. The increase from the prior year periods is primarily due to legal expenses related to the dispute with the Company's improvement construction contractor as described in Note 4.

Liquidity and Capital Resources:
--------------------------------

At December 31, 2002, the Company had cash of $257,000.

For the six months ended December 31, 2002 net cash provided by operating activities was $1,109,000 compared to net cash provided by operating activities of $85,000 for the six months ended December 31, 2001. The increase in cash provided by operating activities, results primarily from the Company's ability to reduce its operating losses. Liquidity and cash flow of the Company were materially affected by its ability to reduce its inventory and accounts receivable levels. The reductions were the result of management efforts and a movement to a more "just in time" purchasing and production plan. The Company believes it will continue to reduce inventory levels, but achieve a substantially smaller quarterly inventory level reduction than achieved in the six months ended December 31, 2002.

Net cash used in investing activities for the six months ended December 31, 2002 was $217,000 compared to net cash used in investing activities of $341,000 for the six months ended December 31, 2001.

For the six months ended December 31, 2002 net cash used in financing activities was $793,000 compared to net cash provided by financing activities of $656,000 for the six months ended December 31, 2001. The increase in net cash used in financing activities is due to repayments on the revolving line of credit.

In December 2000 the Company entered into a $2,000,000 three-year revolving line of credit agreement. In February 2002, the revolving line of credit agreement was amended to extend the agreement for an additional year and increase the line to $4,000,000. Advances, based on eligible receivables, are secured by the operating assets of the Company and bear interest at prime (4.25% at December 31, 2002) plus 2%. The agreement also includes various restrictive loan covenants, including a requirement for the Company to maintain a minimum net worth of $7,000,000, and to achieve net income on a rolling three-month basis, effective March 2003.

At December 31, 2002 the Company had borrowed $663,000 under the revolving line of credit and, would have been entitled to borrow an additional $1,500,000.

The Company completed its relocation to a new operating facility in the April 2001. At December 31, 2002 unpaid improvement and relocation costs of $306,000 are included in accrued relocation liabilities.

Additionally, the Company has excluded from the costs recorded for the construction improvements at December 31, 2002 approximately $300,000 billed to the Company by the improvement construction contractor. The accuracy and validity of these billings are currently being disputed by the Company. Binding arbitration of this dispute was completed on February 10, 2003, and the Company expects to receive the arbitrator's decision by February 28, 2003. Upon resolution of this issue the current Landlord will reimburse the Company $156,000 for leasehold improvements, which is included in relocation receivable at December 31, 2002.

Under its current operating plan, the Company believes its existing cash, together with cash forecasted to be generated by operations, and from borrowings under the existing revolving line of credit may be sufficient to meet the Company's cash requirements through December 31, 2003. However, if the Company is unable to achieve the financial performance embodied in the Company's current operating plan, including maintaining or reducing its current level of operating losses, a cash shortage could occur earlier and would require either additional sources of funding or raising additional cash through the sale of assets. There can be no assurances that additional sources of funding will be available when needed or will be available at rates and terms favorable to the Company or that any potential assets sale will occur.

These conditions raise substantial doubt about the Company's ability to continue as a going concern. The Company's balance sheet at December 31, 2002 presented elsewhere in this Form 10-QSB, does not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that may result from the outcome of this uncertainty.

Merger
------

Effective October 25, 2002, the Company entered into an Agreement to convert all of its outstanding shares of common stock into shares of common stock of CardioTech International, Inc. (CTE). The Agreement provides for the issuance of shares of common stock of CTE equal to the tangible net book value of the Company at September 30, 2002 ($7,292,000) and for the market value of CTE common shares to be set at the average daily closing price for the twenty-five trading days preceding October 25, 2002 ($1.51). As a result, each share of common stock of the Company will be converted into 1.34 shares of common stock of CTE. The Agreement is subject to Shareholder approval and various pre-closing conditions and, accordingly, no assurance can be given that this transaction will be completed or be consummated in the form currently proposed. The Company has scheduled a special shareholders' meeting on March 5, 2003 to vote on the merger.

At December 31, 2002 the Company had incurred costs of $153,000 related to the merger transaction. The costs are included in other assets at December 31, 2002 and costs totaling $148,000 were unpaid and included in accounts payable and accrued expenses at December 31, 2002.

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

PART II  -  OTHER INFORMATION
-------     -----------------

ITEM 6.  -  Exhibits and Reports on Form 8-K
-------     --------------------------------

(A)    Exhibits
       --------
       The following Exhibits are filed as part of this Report:

       99.1 - Certifications pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)    Reports on Form 8-K
       -------------------

       No reports on Form 8-K were filed by the Company during the quarterly period ended December 31, 2002.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       GISH BIOMEDICAL, INC.





Date: February 12, 2003                    /s/ Leslie M. Taeger
                                           -----------------------------------
                                           Leslie M. Taeger
                                           Vice President/CFO

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

February 12, 2003                                /s/ KELLY D. SCOTT
                                                 ------------------------------
                                                 Kelly D. Scott
                                                 President/Chief Executive
                                                 Officer

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

February 12, 2003                                /s/ LESLIE M. TAEGER
                                                 ---------------------------
                                                 Leslie M. Taeger
                                                 Chief Financial Officer

                                                                   Exhibit 99.1

     CERTIFICATION PURSUANT TO 18 U.S.C. SECTION 1350 AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

Pursuant to Section 906 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. 1350, as adopted), Kelly D. Scott, the President and Chief Executive Officer of Gish Biomedical, Inc., (the "Company"), and Leslie M. Taeger, the Chief Financial Officer of the Company each hereby certifies that, to the best of their knowledge:

     1. The Company's Quarterly Report on Form 10-QSB for the period ended December 31, 2002, to which this Certification is attached as Exhibit
          99.1 (the "Periodic Report"),  fully complies with the requirements of
          Section 13(a) or Section 15(d) of the Securities Exchange Act of 1934, as amended;

          and

     2. The information contained in the Periodic Report fairly presents, in all material respects, the financial condition of the Company at the end of the period covered by the Periodic Report and results of operations of the Company for the period covered by the Periodic Report.

Dated:   February 12, 2003

/s/ Kelly D. Scott
------------------------------------------
Kelly D. Scott
President and Chief Executive Officer

/s/ Leslie M. Taeger
------------------------------------------
Leslie M. Taeger
Chief Financial Officer